Form 10-Q
period 2008-06-30
POWERSHARES DB AGRICULTURE FUND; DB Multi-Sector Commodity Master Trust; PowerShares DB Multi-Sector Commodity Trust; DB AGRICULTURE MASTER FUND
filed 2008-08-05
CIK 1383082, 1367305, 1367306, 1383081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                               to

Commission File Number: 001-33238

POWERSHARES DB AGRICULTURE FUND (A Series of PowerShares DB Multi-Sector Commodity Trust)
(Exact name of Registrant as specified in its charter)

Delaware	87-0778078
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

DB AGRICULTURE MASTER FUND (A Series of DB Multi-Sector Commodity Master Trust)
(Exact name of Rule 140 Co-Registrant as specified in its charter)

Delaware	87-0778079
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o DB Commodity Services LLC 60 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 250-5883

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ✓    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes          No  ✓

Indicate the number of outstanding Limited Shares as of June 30, 2008: 66,200,000 Limited Shares.

POWERSHARES DB AGRICULTURE FUND

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2008

TABLE OF CONTENTS

			Page
PART I.		FINANCIAL INFORMATION	1

	ITEM 1.	FINANCIAL STATEMENTS	1
		Consolidated Statements of Financial Condition June 30, 2008 (unaudited) and December 31, 2007	1
		Unaudited Consolidated Schedule of Investments June 30, 2008	2
		Consolidated Schedule of Investments December 31, 2007	3
		Unaudited Consolidated Statements of Income and Expenses For the Three Months Ended June 30, 2008 and 2007 and Six Months Ended June 30, 2008 and Period Ended June 30, 2007	4
		Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Three Months Ended June 30, 2008	5
		Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Three Months Ended June 30, 2007	6
		Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Six Months Ended June 30, 2008	7
		Unaudited Consolidated Statement of Changes in Shareholders’ Equity For the Period Ended June 30, 2007	8
		Unaudited Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007	9
		Notes to Unaudited Consolidated Financial Statements	10
	ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29
	ITEM 4.	CONTROLS AND PROCEDURES	31

PART II.		OTHER INFORMATION	32

	Item 1.	Legal Proceedings	32
	Item 1A.	Risk Factors	32
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
	Item 3.	Defaults Upon Senior Securities	32
	Item 4.	Submission of Matters to a Vote of Security Holders	32
	Item 5.	Other Information	32
	Item 6.	Exhibits	33

SIGNATURES			34

EXHIBIT INDEX			E-1

	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14	E-2

	Exhibit 31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14	E-3

	Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4

	Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Statements of Financial Condition

June 30, 2008 (unaudited) and December 31, 2007

	June 30, 2008	December 31, 2007
Assets
Equity in broker trading accounts:
United States Treasury Obligations, at fair value (cost $2,543,962,406 and $1,034,673,552, respectively)	$2,544,212,464	$1,034,833,498
Net unrealized appreciation on futures contracts	546,211,354	139,389,550

Deposits with broker	3,090,423,818	1,174,223,048
Receivables for shares issued	8,167,630	6,562,700

Total assets	$3,098,591,448	$1,180,785,748

Liabilities and shareholders’ equity
Payable to broker	$385,353,333	$58,523,025
Payable for securities purchased	7,967,129	5,956,083
Management fee payable	1,665,678	610,088
Brokerage fees payable	116,489	32,991
Non controlling interest in consolidated subsidiary - related party	1,634	1,000

Total liabilities	395,104,263	65,123,187

Commitments and Contingencies (Note 9)
Shareholders’ equity
General shares:
Paid in capital - 40 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	1,000	1,000
Accumulated earnings	634	313

Total General shares	1,634	1,313

Limited shares:
Paid in capital - 66,200,000 and 34,000,000 redeemable shares issued and outstanding as of June 30, 2008, and December 31, 2007, respectively	2,185,697,540	953,481,076
Accumulated earnings	517,788,011	162,180,172

Total Limited shares	2,703,485,551	1,115,661,248

Total shareholders’ equity	2,703,487,185	1,115,662,561

Total liabilities and shareholders’ equity	$3,098,591,448	$1,180,785,748

Net asset value per share
General shares	$40.85	$32.83
Limited shares	$40.84	$32.81

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Schedule of Investments

June 30, 2008

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 1.88% due July 3, 2008	0.89%	$23,999,256	$24,000,000
U.S. Treasury Bills, 1.99% due July 10, 2008	22.15	598,879,002	599,000,000
U.S. Treasury Bills, 1.84% due July 17, 2008	10.35	279,824,160	280,000,000
U.S. Treasury Bills, 1.58% due July 24, 2008	3.18	85,917,010	86,000,000
U.S. Treasury Bills, 1.42% due July 31, 2008	1.92	51,927,876	52,000,000
U.S. Treasury Bills, 1.61% due August 7, 2008	9.49	256,550,507	257,000,000
U.S. Treasury Bills, 1.80% due August 14, 2008	3.21	86,816,082	87,000,000
U.S. Treasury Bills, 1.86% due August 21, 2008	5.83	157,612,742	158,000,000
U.S. Treasury Bills, 1.87% due August 28, 2008	13.57	366,973,280	368,000,000
U.S. Treasury Bills, 1.82% due September 4, 2008	1.25	33,894,090	34,000,000
U.S. Treasury Bills, 1.85% due September 11, 2008	13.90	375,733,280	377,000,000
U.S. Treasury Bills, 2.05% due September 18, 2008	4.09	110,563,215	111,000,000
U.S. Treasury Bills, 1.86% due September 25, 2008	4.27	115,521,964	116,000,000

Total United States Treasury Obligations (cost $2,543,962,406)	94.11%	$2,544,212,464

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4 (e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation/Depreciation on Futures Contracts
Corn (13,499 contracts, settlement date December 12, 2008)	7.81%	$211,269,412
Corn (8,282 contracts, settlement date March 13, 2009)	1.51	40,832,175
Soybean (6,499 contracts, settlement date November 14, 2008)	6.66	180,144,462
Soybean (3,304 contracts, settlement date January 14, 2009)	1.61	43,637,513
Sugar (28,653 contracts, settlement date June 30, 2009)	1.49	40,368,854
Wheat (1,499 contracts, settlement date December 12, 2008)	0.37	9,938,238
Wheat (4,999 contracts, settlement date July 14, 2009)	0.55	14,770,025
Wheat KCB (1,082 contracts, settlement date December 12, 2008)	(0.27)	(7,211,075)
Wheat (4,999 contracts, settlement date July 14, 2009)	0.46	12,461,750

Net Unrealized Depreciation on Futures Contracts	20.20%	$546,211,354

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Consolidated Schedule of Investments

December 31, 2007

Description	Percentage of Net Assets	Fair Value	Face Value
United States Treasury Obligations
U.S. Treasury Bills, 3.10% due January 3, 2008	1.97%	$21,998,592	$22,000,000
U.S. Treasury Bills, 2.89% due January 10, 2008	10.75	119,934,840	120,000,000
U.S. Treasury Bills, 2.75% due January 17, 2008	8.68	96,893,397	97,000,000
U.S. Treasury Bills, 3.04% due January 24, 2008	4.48	49,919,700	50,000,000
U.S. Treasury Bills, 3.92% due January 31, 2008	7.33	81,807,792	82,000,000
U.S. Treasury Bills, 3.55% due February 7, 2008	9.56	106,689,700	107,000,000
U.S. Treasury Bills, 3.43% due February 14, 2008	0.89	9,965,300	10,000,000
U.S. Treasury Bills, 3.39% due February 21, 2008	3.66	40,831,859	41,000,000
U.S. Treasury Bills, 3.18% due February 28, 2008	4.46	49,763,700	50,000,000
U.S. Treasury Bills, 3.03% due March 6, 2008	8.20	91,503,936	92,000,000
U.S. Treasury Bills, 3.00% due March 13, 2008	12.74	142,132,705	143,000,000
U.S. Treasury Bills, 3.00% due March 20, 2008	10.59	118,187,825	119,000,000
U.S. Treasury Bills, 3.28% due March 27, 2008	9.43	105,204,152	106,000,000

Total United States Treasury Obligations (cost $1,034,673,552)	92.74%	$1,034,833,498

A portion of the above United States Treasury Obligations are held as initial margin against open futures contracts, as noted in Note 4(e).

Description	Percentage of Net Assets	Fair Value
Unrealized Appreciation (Depreciation) on Futures Contracts
Corn (11,281 contracts, settlement date December 12, 2008)	1.94%	$21,612,538
Soybean (5,049 contracts, settlement date November 14, 2008)	3.34	37,223,125
Sugar (21,096 contracts, settlement date June 30, 2008)	2.03	22,615,274
Wheat (681 contracts, settlement date July 14, 2008)	0.01	93,313
Wheat (4,999 contracts, settlement date July 14, 2008)	4.92	54,933,625
Wheat (1,499 contracts, settlement date December 12, 2008)	0.26	2,911,675

Net Unrealized Appreciation on Futures Contracts	12.50%	$139,389,550

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statements of Income and Expenses

For the Three Months Ended June 30, 2008 and 2007 and Six Months Ended June 30, 2008 and Period Ended June 30,

2007(i)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Period Ended June 30, 2007
Income
Interest Income, net	$10,142,641	$3,663,497	$25,222,748	$5,153,408

Expenses
Management Fee	4,950,721	549,636	9,093,445	771,222
Brokerage Commissions and Fees	556,154	117,255	1,079,935	164,527

Total Expenses	5,506,875	666,891	10,173,380	935,749

Net Investment Income	4,635,766	2,996,606	15,049,368	4,217,659

Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures
Net Realized Gain (Loss) on
United States Treasury Obligations	95,799	1,573	1,210,751	1,573
Futures	(56,293,927)	(3,040,103)	(67,563,875)	(2,975,938)

Net Realized Gain (Loss)	(56,198,128)	(3,038,530)	(66,353,124)	(2,974,365)

Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(1,185,128)	73,062	90,112	109,357
Futures	332,492,509	10,213,870	406,821,804	3,494,307

Net Change in Unrealized Gain (Loss)	331,307,381	10,286,932	406,911,916	3,603,664

Net Realized and net change in Unrealized Gain (Loss) on United States Treasury Obligations and Futures	275,109,253	7,248,402	340,558,792	629,299

Net Income (Loss)	$279,745,019	$10,245,008	$355,608,160	$4,846,958

See accompanying notes to unaudited consolidated financial statements.

(i) The Period Ended June 30, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2008

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at April 1, 2008	40	$1,000	$459	$1,459	65,400,000	$2,148,040,502	$238,043,167	$2,386,083,669	$2,386,085,128
Sale of Limited Shares					12,200,000	468,697,028		468,697,028	468,697,028
Redemption of Limited Shares	-	-			(11,400,000)	(431,039,990)		(431,039,990)	(431,039,990)
Net Income:
Net Investment Income	-	-	3	3	-	-	4,635,763	4,635,763	4,635,766
Net Realized Loss on United States Treasury Obligations and Futures	-	-	(32)	(32)	-	-	(56,198,096)	(56,198,096)	(56,198,128)
Net Change in Unrealized Loss on United States Treasury Obligations and Futures	-	-	204	204	-	-	331,307,177	331,307,177	331,307,381

Net Income	-	-	175	175	-	-	279,744,844	279,744,844	279,745,019

Balance at June 30, 2008	40	$1,000	$634	$1,634	66,200,000	$2,185,697,540	$517,788,011	$2,703,485,551	$2,703,487,185

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2007

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at April 1, 2007	40	$1,000	$12	$1,012	7,200,000	$187,601,420	$(5,398,062)	$182,203,358	$182,204,370
Sale of Limited Shares	-	-	-	-	9,000,000	232,951,158	-	232,951,158	232,951,158
Net Income:
Net Investment Income	-	-	10	10	-	-	2,996,596	2,996,596	2,996,606
Net Realized Loss on United States Treasury Obligations and Futures	-	-	(9)	(9)	-	-	(3,038,521)	(3,038,521)	(3,038,530)
Net Change in Unrealized Gain on United States Treasury Obligations and Futures	-	-	37	37	-	-	10,286,895	10,286,895	10,286,932

Net Income	-	-	38	38	-	-	10,244,970	10,244,970	10,245,008

Balance at June 30, 2007	40	$1,000	$50	$1,050	16,200,000	$420,552,578	$4,846,908	$425,399,486	$425,400,536

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2008

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at January 1, 2008	40	$1,000	313	$1,313	34,000,000	$953,481,076	162,180,172	$1,115,661,248	$1,115,662,561
Sale of Limited Shares	-	-			59,600,000	2,282,845,092	-	2,282,845,092	2,282,845,092
Redemption of Limited Shares	-	-	-	-	(27,400,000)	(1,050,628,628)	-	(1,050,628,628)	(1,050,628,628)
Net Income:
Net Investment Income	-	-	10	10	-	-	15,049,358	15,049,358	15,049,368
Net Realized Loss on United States Treasury Obligations and Futures	-	-	(38)	(38)	-	-	(66,353,086)	(66,353,086)	(66,353,124)
Net Change in Unrealized Loss on United States Treasury Obligations and Futures	-	-	349	349	-	-	406,911,567	406,911,567	406,911,916

Net Income	-	-	321	321	-	-	355,607,839	355,607,839	355,608,160

Balance at June 30, 2008	40	$1,000	$634	1,634	66,200,000	$2,185,697,540	$517,788,011	$2,703,485,551	$2,703,487,185

See accompanying notes to unaudited consolidated financial statements.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

For the Period Ended June 30, 2007(i)

	General Shares				Limited Shares				Total
	General Shares		Accumulated Earnings	Total General Shareholder’s Equity	Limited Shares		Accumulated Earnings	Total Limited Shareholders’ Equity	Total Shareholders’ Equity
	Shares	Paid in Capital			Shares	Paid in Capital
Balance at January 3, 2007	40	$1,000	$-	$1,000	-	$-	$-	$-	$1,000
Sale of Limited Shares	-	-			16,200,000	420,552,578	-	420,552,578	420,552,578
Net Income:
Net Investment Income	-	-	21	21	-	-	4,217,638	4,217,638	4,217,659
Net Realized Loss on United States Treasury Obligations and Futures	-	-	(9)	(9)	-	-	(2,974,356)	(2,974,356)	(2,974,365)
Net Change in Unrealized Gain on United States Treasury Obligations and Futures	-	-	38	38	-	-	3,603,626	3,603,626	3,603,664

Net Income	-	-	50	50	-	-	4,846,908	4,846,908	4,846,958

Balance at June 30, 2007	40	$1,000	$50	$1,050	16,200,000	$420,552,578	$4,846,908	$425,399,486	$425,400,536

See accompanying notes to unaudited consolidated financial statements.

(i) The Period Ended June 30, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Agriculture Fund and Subsidiary

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2008 and Period Ended June 30, 2007(i)

	Six Months Ended June 30, 2008	Period Ended June 30, 2007
Cash Flow provided by operating activities:
Net Income	$355,608,160	$4,846,958
Adjustments to reconcile net income to net cash used for operating activities:
Cost of securities purchased	(5,746,556,084)	(639,361,657)
Proceeds from securities sold	4,263,012,772	223,983,600
Net accretion of discount and amortization of premium on United States Treasury Obligations	(24,534,791)	(5,000,975)
Net realized gain on United Stated Treasury Obligations	(1,210,751)	(1,573)
Net change in unrealized gain on United States Treasury Obligations and Futures	(406,911,916)	(3,603,664)
Change in operating receivables and liabilities:
Payable to broker	326,830,308	-
Receivable for shares issued	(1,604,930)	(10,503,416)
Payable for securities purchased	2,011,046	9,886,779
Management fee payable	1,055,590	225,868
Brokerage fee payable	83,498	2,769
Non controlling interest in consolidated subsidiary - related party	634	1,000

Net cash used for operating activities	(1,232,216,464)	(419,524,311)

Cash flows from financing activities:
Proceeds from sale of Limited Shares	2,282,845,092	420,552,578
Redemption of Limited Shares	(1,050,628,628)	-

Net cash provided by financing activities	1,232,216,464	420,552,578

Net change in cash held by broker	-	1,028,267
Cash held by broker at beginning of period	-	1,000

Cash held by broker at end of period	$-	$1,029,267

See accompanying notes to unaudited consolidated financial statements.

(i) The Period Ended June 30, 2007 reflects operating results since January 3, 2007, the date of commencement of investment operations.

PowerShares DB Agriculture Fund and Subsidiary

Notes to Unaudited Consolidated Financial Statements

June 30, 2008

(1)	Organization

PowerShares DB Agriculture Fund (the “Fund”; “Fund” may also refer to the Fund and the Master Fund, collectively, as the context requires), a separate series of PowerShares DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, and its subsidiary, DB Agriculture Master Fund (the “Master Fund”), a separate series of DB Multi-Sector Commodity Master Trust (the “Master Trust”), a Delaware statutory trust organized in seven separate series were formed on August 3, 2006. DB Commodity Services LLC, a Delaware limited liability company, (“DBCS” or the “Managing Owner”) funded both the Fund and the Master Fund with a capital contribution of $1,000 in exchange for 40 General Shares of the Fund and the Master Fund. The fiscal year end of the Fund is December 31st. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided in the Amended and Restated Declaration of Trust and Trust Agreement of the Trust and the Master Trust (each a “Trust Agreement” and collectively the “Trust Agreements”).

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

This report covers the three months ended June 30, 2008 and 2007, the six months ended June 30, 2008 and the period from January 3, 2007 (commencement of investment operations) through June 30, 2007 (hereinafter referred to as the “Period Ended June 30, 2007”).

(2)	Fund Investment Overview

The Master Fund invests with a view to tracking the changes, whether positive or negative, in the level of the Deutsche Bank Liquid Commodity Index–Optimum Yield Agriculture Excess Return™ (DBLCI-OY Agriculture ER™, or “Index”) plus the excess, if any, of the Master Fund’s income from its holdings of United States Treasury Obligations and other high credit quality short-term fixed income securities over the expenses of the Fund and the Master Fund.

The Index is intended to reflect the change in market value of the agricultural sector. The commodities comprising the Index, or the Index Commodities, are corn, wheat, soybeans and sugar. The Commodity Futures Trading Commission and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. In October 2007, the Master Fund reached position limits with respect to the CBOT July wheat futures contract, which was an Index Contract. Since that time, when required to buy wheat to track the Index, the Master Fund has been purchasing CBOT wheat futures contracts expiring in different months as well as wheat futures trading on other United States futures exchanges. In February 2008, the Master Fund reached positions limits with respect to the CBOT corn and CBOT soybean contracts in the Index and, since that time, has been purchasing futures contracts in the CBOT soybean complex in lieu of those contracts.

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

(3)	Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreements of each of the Trust and the Master Trust, Wilmington Trust Company (the “Trustee”), has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust, the Fund and the Master Trust and Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

The Managing Owner

The Managing Owner serves the Fund and Master Fund as commodity pool operator, commodity trading advisor and managing owner, and is an indirect wholly-owned subsidiary of Deutsche Bank AG. During the Three Months Ended June 30, 2008 and 2007, the Fund and Master Fund incurred Management Fees of $4,950,721 and $549,636, respectively. Management Fees incurred during the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007, by the Fund and Master Fund were $9,093,445 and $771,222, respectively. As of June 30, 2008 and December 31, 2007, Management Fees payable to the Managing Owner were $1,665,678 and $610,088, respectively.

The Commodity Broker

Deutsche Bank Securities Inc., a Delaware corporation, serves as the Master Fund’s clearing broker (the “Commodity Broker”). The Commodity Broker is an indirect wholly-owned subsidiary of Deutsche Bank AG. In its capacity as clearing broker, the Commodity Broker executes and clears each of the Master Fund’s futures transactions and performs certain administrative services for the Master Fund. The Commodity Broker is an affiliate of the Managing Owner. During the Three Months Ended June 30, 2008 and 2007, the Fund and the Master Fund incurred brokerage fees of $556,154 and $117,255, respectively. Brokerage fees incurred during the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007, by the Fund and the Master Fund were $1,079,935 and $164,527, respectively. As of June 30, 2008 and December 31, 2007, brokerage fees payable were $116,489 and $32,991, respectively.

The Administrator

The Bank of New York (the “Administrator”) has been appointed by the Managing Owner as the administrator, custodian and transfer agent of the Master Fund and the Fund, and has entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund and the Master Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, net asset value calculations, accounting and other fund administrative services. The Administrator retains certain financial books and records, including: Basket creation and redemption books and records, fund accounting records, ledgers with respect to assets, liabilities, capital, income and expenses, the registrar, transfer journals and related details and trading and related documents received from futures commission merchants.

The Administration Agreement will continue in effect from the commencement of trading operations unless terminated on at least 90 days’ prior written notice by either party to the other party. Notwithstanding the foregoing, the Administrator may terminate the administrative portion of the Administration Agreement upon 30 days’ prior written notice if the Fund and/or Master Fund has materially failed to perform its obligations under the Administration Agreement.

The Distributor

ALPS Distributors, Inc. (the “Distributor”) provides certain distribution services to the Fund. Pursuant to the Distribution Services Agreement between the Managing Owner in its capacity as managing owner of the Fund and the Distributor, the Distributor assists the Managing Owner and the Administrator with certain functions and duties relating to distribution and marketing services to the Fund including reviewing and approving marketing materials.

The Distribution Services Agreement is terminable without penalty on sixty days’ written notice by the Managing Owner or by the Distributor. The Distribution Services Agreement will automatically terminate in the event of its assignment.

Invesco Powershares Capital Management LLC

Under the License Agreement among Invesco Powershares Capital Management LLC (formerly known as PowerShares Capital Management LLC) (the “Licensor”) and the Managing Owner in its own capacity and in its capacity as managing owner of the Fund (the Fund and the Managing Owner, collectively, the “Licensees”), the Licensor granted to each Licensee a non-exclusive license to use the “PowerShares®” trademark (the “Trademark”) anywhere in the world, solely in connection with the marketing and promotion of the Fund and to use or refer to the Trademark in connection with the issuance and trading of the Fund as necessary.

Invesco Aim Distributors, Inc.

Through a marketing agreement between the Managing Owner and Invesco Aim Distributors, Inc. (formerly known as A I M Distributors, Inc.), or Invesco Aim Distributors, an affiliate of Invesco PowerShares Capital Management LLC, or Invesco PowerShares, the Managing Owner, on behalf of the Fund and the Master Fund, has appointed Invesco Aim Distributors as a marketing agent. Invesco Aim Distributors assists the Managing Owner and the Administrator with certain functions and duties such as providing various educational and marketing activities regarding the Fund, primarily in the secondary trading market, which activities include, but are not limited to, communicating the Fund’s name, characteristics, uses, benefits, and risks, consistent with the prospectus. Invesco Aim Distributors will not open or maintain customer accounts or handle orders for the Fund. Invesco Aim Distributors engages in public seminars, road shows, conferences, media interviews, and distributes sales literature and other communications (including electronic media) regarding the Fund.

(4)	Summary of Significant Accounting Policies

(a)	Basis of Presentation and Consolidation

The consolidated financial statements of the Fund have been prepared using U.S. generally accepted accounting principles, and they include the consolidated financial statement balances of the Fund and the Master Fund. Upon the initial offering of the Limited Shares on January 3, 2007, the capital raised by the Fund was used to purchase 100% of the common units of beneficial interest of the Master Fund (“Master Fund Limited Units”) (excluding common units of beneficial interest of the Master Fund held by the Managing Owner (“Master Fund General Units”)). The Master Fund Limited Units owned by the Fund provide the Fund and its investors certain controlling rights and abilities over the Master Fund. Consequently, the financial statement balances of the Master Fund have been consolidated with the Fund’s financial statement balances beginning January 3, 2007 (commencement of investment operations), and all significant inter-company balances and transactions have been eliminated.

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

(c)	Financial Instruments and Fair Value

United States Treasury Obligations and commodity futures contracts are recorded in the consolidated statements of financial condition on a trade date basis at fair value with changes in fair value recognized in earnings in each period. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

The Fund adopted FASB Statement No. 157, “Fair Value Measurements” (Statement No. 157), effective January 1, 2008. Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under Statement No. 157 are described below:

Basis of Fair Value Measurement

Level 1 Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3 Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. United States Treasury Obligations and commodity futures contracts are classified within Level 1 of the fair value hierarchy. The Fund does not adjust the quoted prices for United States Treasury Obligations and commodity futures contracts.

(d)	Deposits with Broker

The Fund deposits cash and United States Treasury Obligations with its Commodity Broker subject to Commodity Futures Trading Commission (CFTC) regulations and various exchange and broker requirements. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts (variation margin) represents the Fund’s overall equity in its broker trading account. To meet the Fund’s initial margin requirements, the Fund holds United States Treasury Obligations. The Fund uses its cash held by the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on its cash deposited with the Commodity Broker.

(e)	United States Treasury Obligations

The Fund records purchases and sales of United States Treasury Obligations on a trade date basis. These holdings are marked to market based on quoted market closing prices. The Fund holds United States Treasury Obligations for deposit with the Master Fund’s Commodity Broker to meet margin requirements and for trading purposes. Included in the United States Treasury Obligations as of June 30, 2008 and December 31, 2007 are $164,036,460 and $59,367,840 respectively, which is restricted and held against initial margin of the open futures contracts. Interest income is recognized on an accrual basis when earned. Premiums and discounts are amortized or accreted over the life of the United States Treasury Obligations.

(f)	Cash held by Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements, both positive and negative, on futures contracts held by the Fund by keeping cash on deposit with the Commodity Broker. The Fund defines cash and cash equivalents held by the Commodity Broker to be highly liquid investments with original maturities of three months or less when purchased. There were no cash or cash equivalents held by the Fund as of June 30, 2008 and December 31, 2007.

(g)	Payable to Broker

Balances in the Fund’s variation margin account that are in excess of minimums required by the CFTC regulations and various exchanges and the Commodity Broker requirements, are available to the Fund. As of June 30, 2008 and December 31, 2007, the futures contracts held by the Fund were in an unrealized appreciation position of $546,211,354 and $139,389,550, respectively, of which the Fund utilized $385,353,333 and $58,523,025, respectively to purchase United States Treasury Obligations. No net interest expense was incurred by the Fund as unrealized appreciation on open positions of future contracts exceeded the payable to broker by $160,858,021 at June 30, 2008 and by $80,866,525 at December 31, 2007.

(h)	Income Taxes

The Fund and the Master Fund are classified as partnerships for U.S. federal income tax purposes. Accordingly, neither the Fund nor the Master Fund will incur U.S. federal income taxes. No provision for federal, state, and local income taxes has been made in the accompanying consolidated financial statements, as investors are individually liable for income taxes, if any, on their allocable share of the Fund’s share of the Master Fund’s income, gain, loss, deductions and other items.

The following are the major tax jurisdictions for the Fund and the earliest tax year subject to examination:

Jurisdiction	Tax Year
US Federal	2007
State of New York	2007
New York City	2007
State of Florida	2007
State of Georgia	2007
State of Maine	2007
State of Missouri	2007
State of New Jersey	2007
State of Oregon	2007
State of Pennsylvania	2007
State of Utah	2007
State of West Virginia	2007

(i)	Futures Contracts

All commodity futures contracts are held and used for trading purposes. The commodity futures are recorded on a trade date basis and open contracts are recorded in the consolidated statement of financial condition at fair value on the last business day of the period, which represents market value for those commodity futures for which market quotes are readily available. However, when market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards. Realized gains (losses) and changes in unrealized gains (losses) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively. As of June 30, 2008 and December 31, 2007, the futures contracts held by the Fund were in a net unrealized appreciation position of $546,211,354 and $139,389,550, respectively.

(j)	Management Fee

The Master Fund currently pays the Managing Owner a management fee (“Management Fee”), monthly in arrears, in an amount equal to 0.75% per annum of the daily net asset value of the Master Fund. No separate Management Fee is paid by the Fund. The Management Fee is paid in consideration of the Managing Owner’s commodity futures trading advisory services.

(k)	Brokerage Commissions and Fees

The Master Fund incurs all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as brokerage commissions and fees in the consolidated statement of income and expenses as incurred. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker were less than $10.00 per round-turn trade for the Three Months Ended June 30, 2008 and 2007 and for the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007.

(l)	Routine Operational, Administrative and Other Ordinary Expenses

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

(m)	Organizational and Offering Costs

All organizing and offering expenses of the Fund and its Master Fund are incurred and assumed by the Managing Owner. Expenses incurred in connection with the continuous offering of Limited Shares also will be paid by the Managing Owner.

(n)	Non-Recurring and Unusual Fees and Expenses

The Master Fund pays all fees and expenses, if any, of the Fund and the Master Fund, which are non-recurring and unusual in nature. Such expenses include legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three Months Ended June 30, 2008 and 2007, the Fund and the Master Fund did not incur such expenses. For the Six Months Ended June 30, 2008 and for the Period Ended June 30, 2007, the Fund and the Master Fund did not incur such expenses.

(5)	Fair Value Measurements

The Fund’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with Statement No. 157. See note 4(c) for discussion of the Fund’s policies regarding this hierarchy.

Assets and Liabilities Measured at Fair Value as of June 30, 2008:

United States Treasury Obligations (Level 1)	$2,544,212,464

Commodity Futures Contracts (Level 1)	$546,211,354

There were no Level 2 or Level 3 holdings as of June 30, 2008.

(6)	Financial Instrument Risk

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

Market risk is the potential for changes in the value of the financial instruments traded by the Master Fund due to market changes, including fluctuations in commodity prices. In entering into these futures contracts, there exists a market risk that such futures contracts may be significantly influenced by adverse market conditions, resulting in such futures contracts being less valuable. If the markets should move against all of the futures contracts at the same time, the Master Fund could experience substantial losses.

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

(7)	Share Purchases and Redemptions

(a)	Purchases

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

The Fund and the Master Fund commenced investment operations on January 3, 2007 with the initial offering of 1,000,000 Limited Shares to Deutsche Bank Securities Inc. as the initial purchaser of the Fund in exchange for $25,000,000. The Fund commenced trading on the Amex on January 5, 2007.

Summary of Limited Share Transactions for the Three Months Ended June 30, 2008 and 2007 and Six Months Ended June 30, 2008 and Period Ended June 30, 2007

	Limited Shares		Paid in Capital		Limited Shares		Paid in Capital
	Three Months Ended		Three Months Ended		Six Months Ended June 30, 2008	Period Ended June 30, 2007	Six Months Ended June 30, 2008	Period Ended June 30, 2007
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Limited Shares Sold	12,200,000	9,000,000	468,697,028	$232,951,158	59,600,000	16,200,000	2,282,845,092	$420,552,578
Limited Shares Redeemed	(11,400,000)	-	(431,039,990)	-	(27,400,000)	-	(1,050,628,628)	-

Net Increase	800,000	9,000,000	37,657,038	$232,951,158	32,200,000	16,200,000	1,232,216,464	$420,552,578

(8)	Profit and Loss Allocations and Distributions

Pursuant to the Trust Agreement of the Master Trust, income and expenses are allocated pro rata to the General and Limited shareholders monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Any losses allocated to the Managing Owner (the owner of the General Shares) which are in excess of the Managing Owner’s capital balance are allocated to the Limited shareholders in accordance with their respective interest in the Master Fund as a percentage of total shareholders’ equity. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the shareholders.

(9)	Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund and the Master Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Funds. As of June 30, 2008, no claims had been received by the Fund or the Master Fund and it was therefore not possible to estimate the Fund’s and the Master Fund’s potential future exposure under such indemnification provisions.

(10)	Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance and operations for a Limited Share outstanding for the Three Months Ended June 30, 2008 and 2007 and for the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007. The net investment income and total expense ratios are calculated using average net asset value. The net asset value presentation is calculated using daily Limited Shares outstanding. The net investment income and total expense ratios have been annualized. The total return is based on the change in net asset value of the Limited Shares during the period. An individual investor’s return and ratios may vary based on the timing of capital transactions.

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

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Limited Shares and the Master Fund Limited Units, the net asset value per Limited Share and the net asset value per Master Fund Unit are equal.

	Three Months Ended		Six Months Ended June 30, 2008	Period Ended June 30, 2007
	June 30, 2008	June 30, 2007
Net Asset Value
Initial Offering Price per Limited Share	-	-	-	$25.00
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Futures	$4.29	$0.69	$7.79	$0.75
Net investment income	0.07	0.26	0.24	0.51

Net increase in net assets from operations	4.36	0.95	8.03	1.26
Net asset value per Limited Share, beginning of period	36.48	25.31	32.81	-

Net asset value per Limited Share, end of period	$40.84	$26.26	$40.84	$26.26

Market value per Limited Share, beginning of period	$36.45	$25.19	$32.99	$-

Market value per Limited Share, end of period	$40.68	$26.40	$40.68	$26.40

Ratio to average Limited Shares*
Net investment income	0.70%	4.02%	1.24%	4.03%
Total expenses	0.83%	0.90%	0.84%	0.89%

Total Return, at net asset value **	11.95%	3.75%	24.47%	5.04%

Total Return, at market value **	11.60%	4.80%	23.31%	5.60%

*	Percentages are annualized.
**	Percentages are not annualized and, for the Period Ended June 30, 2007, are calculated based on the initial offering price upon commencement of investment operations of $25.00.

(11)	Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board released FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment to ARB No. 51 (Statement 160). Statement 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Statement 160 is effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. Statement 160 will be applied prospectively to all noncontrolling interests including any that arose before the effective date and presentation and disclosure requirements shall be applied retrospectively for all periods presented.

On March 19, 2008, the Financial Accounting Standards Board released FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (Statement 161). Statement 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The application of Statement 161 is required for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

At this time, management is evaluating the implications of these Statements and their impact on the financial statements has not yet been determined.

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

The Fund pursues its investment objective by investing substantially all of its assets in the Master Fund. The Master Fund pursues its investment objective by investing in a portfolio of exchange traded futures contracts, or the Index Contracts, on the commodities comprising the Index, or the Index Commodities. The Index Commodities are corn, wheat, soybeans and sugar. The Index is composed of notional amounts of each of the Index Commodities. The Master Fund’s portfolio also includes United States Treasury Obligations and other high credit quality short-term fixed income securities for deposit with the Master Fund’s Commodity Broker as margin.

The Commodity Futures Trading Commission and commodity exchanges impose position limits on market participants trading in certain commodities included in the Index. The Index is comprised of futures contracts on the Index Commodities that expire in a specific month and trade on a specific exchange (the “Index Contracts”). As disclosed in the Fund’s Prospectus, if the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Master Fund to gain full or partial exposure to any Index Commodity by investing in a specific Index Contract, the Master Fund may invest in a futures contract referencing the particular Index Commodity other than the Index Contract or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with such Index Commodity. In October 2007, the Master Fund reached position limits with respect to the CBOT July wheat futures contract, which was an Index Contract. Since that time, when required to buy wheat to track the Index, the Master Fund has been purchasing CBOT wheat futures contracts expiring in different months as well as wheat futures trading on other United States futures exchanges. In February 2008, the Master Fund reached positions limits with respect to the CBOT corn and CBOT soybean contracts in the Index and, since that time, has been purchasing futures contracts in the CBOT soybean complex in lieu of those contracts.

Under the Amended and Restated Declaration of Trust and Trust Agreement of each of the Trust and the Master Trust (the “Trust Agreements”), Wilmington Trust Company, the Trustee of the Trust and the Master Trust, has delegated to the Managing Owner the exclusive management and control of all aspects of the business of the Trust, the Fund and the Master Trust and Master Fund. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

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

Performance Summary

This report covers the three months ended June 30, 2008 and 2007, the six months ended June 30, 2008 and the period from January 3, 2007 (commencement of investment operations) through June 30, 2007 (hereinafter referred to as the “Period Ended June 30, 2007”).

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

The section “Summary of DBLCI-OY Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended June 30, 2008 and 2007 and the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007” below provides an overview of the changes in the closing levels of DBLCI-OY Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBLCI-OY Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield rolls method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of DBLCI-OY Agriculture TR™ and Underlying Index Commodity

Returns for the Three Months Ended June 30, 2008 and 2007 and the Six Months Ended June 30, 2008 and the

Period Ended June 30, 2007

	Total returns for indexes in the DBLCI-OY Agriculture TR™
Index	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Period Ended June 30, 2007
DB Corn Indices	30.82%	-7.43%	61.36%	-0.74%
DB Wheat Indices	-11.12%	18.87%	7.95%	13.86%
DB Soybean Indices	45.06%	10.86%	41.78%	24.37%
DB Sugar Indices	-12.73%	-8.13%	-5.75%	-17.34%
TOTAL RETURN	12.31%	3.88%	26.37%	5.52%

In the current interest rate environment, the total return on an investment in the Fund is expected to outperform the Index and underperform the DBLCI-OY Agriculture TR™. The only difference between the Index and the DBLCI-OY Agriculture TR™ is that the Index does not include interest income from a hypothetical basket of fixed income securities while the DBLCI-OY Agriculture TR™ does include such a component. The difference between the Index and the DBLCI-OY Agriculture TR™ is attributable entirely to the hypothetical interest income from this hypothetical basket of fixed income securities. The Fund’s interest income from its holdings of fixed-income securities is expected to exceed the Fund’s fees and expenses, and the amount of such excess is expected to be distributed periodically. The market price of the Limited Shares is expected to closely track the Index. The total return on an investment in the Fund over any period is the sum of the capital appreciation or depreciation of the Limited Shares over the period, plus the amount of any distributions during the period. Consequently, in the current interest rate environment, the Fund’s total return is expected to outperform the Index by the amount of the excess of its interest income over its fees and expenses but, as a result of the Fund’s fees and expenses, the total return on the Fund is expected to underperform the DBLCI-OY Agriculture TR™. If the Fund’s fees and expenses were to exceed the Fund’s interest income from its holdings of fixed income securities, the Fund would underperform the Index.

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

Net asset value per Master Fund Limited Unit and Master Fund General Unit (collectively, “Master Fund Units”) is the net asset value of the Master Fund divided by the number of outstanding Master Fund Units. Because there is a one-to-one correlation between Limited Shares and the Master Fund Limited Units, the net asset value per Limited Share and the net asset value per Master Fund Limited Unit are equal.

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

The Master Fund holds a significant portion of its assets in futures contracts and United States Treasury Obligations, both of which are recorded on a trade date basis and at fair value in the consolidated financial statements, with changes in fair value reported in the consolidated statement of income and expenses.

The use of fair value to measure financial instruments, with related unrealized gains or losses recognized in earnings in each period is fundamental to the Fund’s financial statements. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price).

In determining fair value of United States Treasury Obligations and commodity futures contracts, the Fund uses unadjusted quoted market prices in active markets. Statement No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 4(c) within the financial statements in Item I for further information regarding Statement No. 157.

When market closing prices are not available, the Managing Owner may value an asset of the Master Fund pursuant to policies the Managing Owner has adopted, which are consistent with normal industry standards.

Realized gains (losses) and changes in unrealized gain (loss) on open positions are determined on a specific identification basis and recognized in the consolidated statement of income and expenses in the period in which the contract is closed or the changes occur, respectively.

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

Credit Risk

When the Master Fund enters into futures contracts, the Master Fund will be exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and on most foreign futures exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Master Fund.

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

Liquidity

All of the Master Fund’s source of capital is derived from the Fund through the Fund’s offering of Limited Shares to Authorized Participants. (Authorized Participants may then subsequently redeem such Limited Shares). The Master Fund in turn allocates its net assets to commodities trading. A significant portion of the net asset value is held in United States Treasury Obligations and cash, which is used as margin for the Master Fund’s trading in commodities. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Master Fund’s commodity interests change. The balance of the net assets is held in the Master Fund’s commodity trading account. Interest earned on the Master Fund’s interest-bearing funds is paid to the Master Fund.

The Master Fund’s commodity contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, commodity exchanges generally have the ability to limit fluctuations in certain commodity futures contract prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract for a particular commodity has increased or decreased by an amount equal to the daily limit, positions in the commodity can neither be taken nor liquidated unless the traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Master Fund from promptly liquidating its commodity futures positions.

Because the Master Fund trades futures contracts, its capital is at risk due to changes in the value of future contracts (market risk) or the inability of counterparties (including exchange clearinghouses) to perform under the terms of the contracts (credit risk).

On any business day, an Authorized Participant may place an order with the Managing Owner to redeem one or more Baskets. Redemption orders must be placed by 10:00 a.m., New York time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. By placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund no later than noon, New York time, on the business day immediately following the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

Cash Flows

The primary cash flow activities of the Fund are to raise capital from Authorized Participants through the issuance of Limited Shares in the Fund. This cash is invested into the Master Fund where it is used to invest in United States Treasury Obligations and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index the Fund is tracking.

Operating Activities

Net cash flow used in operating activities was $1,232.2 million and $419.5 million during the Six Months Ended June 30, 2008 and Period Ended June 30, 2007, respectively. These amounts primarily include net purchases and sales of United States Treasury Obligations which are held at fair value on the statement of financial condition. During the Six Months Ended June 30, 2008, $5,746.6 million was paid to purchase United States Treasury Obligations and $4,263.0 million was received from sales of maturing contracts. During the Period Ended June 30, 2007, $639.4 million was paid to purchase United States Treasury Obligations and $224.0 million was received from the sales of maturing contracts. Unrealized appreciation on futures increased by $406.9 million and $3.6 million during the Six Months Ended June 30, 2008 and Period Ended June 30, 2007, respectively.

Financing Activities

The Fund’s net cash flow provided by financing activities was $1,232.2 million and $420.6 million during the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007, respectively. This included $2,282.8 million and $420.6 million from the sale of Limited Shares to Authorized Participants during the Six Months Ended June 30, 2008 and the Period Ended June 30, 2007, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007, THE SIX MONTHS ENDED JUNE 30, 2008 AND

FOR THE PERIOD ENDED JUNE 30, 2007

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

COMPARISON OF DBA, DBANAV AND DBAGIX FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND

2007, THE SIX MONTHS ENDED JUNE 30, 2008 AND FOR THE PERIOD ENDED JUNE 30, 2007

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legends below.

Additional Legends

Deutsche Bank Liquid Commodity Index–Optimum Yield Agriculture Excess Return™ is an index and does not reflect (i) actual trading and (ii) any fees or expenses.

WHILE THE FUND’S OBJECTIVE IS NOT TO GENERATE PROFIT THROUGH ACTIVE PORTFOLIO MANAGEMENT, BUT IS TO TRACK THE INDEX, BECAUSE THE INDEX WAS ESTABLISHED IN JULY 2006, CERTAIN INFORMATION RELATING TO THE INDEX CLOSING LEVELS MAY BE CONSIDERED TO BE “HYPOTHETICAL.” HYPOTHETICAL INFORMATION MAY HAVE CERTAIN INHERENT LIMITATIONS, SOME OF WHICH ARE DESCRIBED BELOW.

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

NO HYPOTHETICAL RECORD CAN COMPLETELY ACCOUNT FOR THE IMPACT OF FINANCIAL RISK IN ACTUAL TRADING. FOR EXAMPLE, THERE ARE NUMEROUS FACTORS, INCLUDING THOSE DESCRIBED UNDER ITEM 1A: -”RISK FACTORS” SET FORTH IN THE FUND’S ANNUAL REPORT OF FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2007, RELATED TO THE COMMODITIES MARKETS IN GENERAL OR TO THE IMPLEMENTATION OF THE FUND’S EFFORTS TO TRACK THE INDEX OVER TIME WHICH CANNOT BE, AND HAVE NOT BEEN, ACCOUNTED FOR IN THE PREPARATION OF THE INDEX INFORMATION SET FORTH ON THE FOLLOWING PAGES, ALL OF WHICH CAN ADVERSELY AFFECT ACTUAL PERFORMANCE RESULTS FOR THE FUND. FURTHERMORE, THE INDEX INFORMATION DOES NOT INVOLVE FINANCIAL RISK OR ACCOUNT FOR THE IMPACT OF FEES AND COSTS ASSOCIATED WITH THE FUND.

THE MANAGING OWNER HAS HAD LIMITED EXPERIENCE IN TRADING ACTUAL ACCOUNTS FOR ITSELF OR FOR CLIENTS. BECAUSE THERE ARE LIMITED ACTUAL TRADING RESULTS TO COMPARE TO THE INDEX CLOSING LEVELS SET FORTH HEREIN, PROSPECTIVE INVESTORS SHOULD BE PARTICULARLY WARY OF PLACING UNDUE RELIANCE ON THE ANNUAL OR CUMULATIVE INDEX RESULTS.

FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

Fund Limited Share Price Performance

For the Three Months Ended June 30, 2008, the Amex market value of Limited Shares increased 11.60% from $36.45 per share to $40.68 per share. Limited Shares traded from a low of $35.35 (-3.02%) per share on May 30, 2008 to a high of $42.41 per share (+16.35%) on June 26, 2008.

For the Three Months Ended June 30, 2007, the Amex market value of Limited Shares increased 4.80% from $25.19 per share to $26.40 per share. Limited Shares traded from a low of $24.72 (-1.87%) per share on May 10, 2007 to a high of $28.15 per share (+11.75%) on June 18, 2007.

Fund Limited Share Net Asset Performance

For the Three Months Ended June 30, 2008, the net asset value of each Limited Share increased 11.95% from $36.48 per share to $40.84 per share.

Net income for the Three Months Ended June 30, 2008 was $279.7 million, resulting from $10.1 million of interest income, realized and unrealized gains of $275.1 million, and operating expenses of $5.5 million.

For the Three Months Ended June 30, 2007, the net asset value of each Limited Share increased 3.75% from $25.31 per share to $26.26 per share.

Net gain for the Three Months Ended June 30, 2007 was $10.2 million, resulting from $3.7 million of interest income, realized and unrealized gain of $7.2 million and operating expenses of $0.7 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE PERIOD ENDED JUNE 30, 2007

Fund Limited Share Price Performance

For the Six Months Ended June 30, 2008, the Amex market value of Limited Shares increased 23.31% from $32.99 per share to $40.68 per share. Limited Shares traded from a low of $33.43 (+1.33%) per share on January 2, 2008 to a high of $42.98 per share (+30.28%) on February 26, 2008.

For the Period Ended June 30, 2007, the Amex market value of Limited Shares increased 5.60% from $25.00 per share to $26.40 per share. Limited Shares traded from a low of $24.66 (-1.36%) per share on January 9, 2007 to a high of $28.15 per share (+12.60%) on June 18, 2007.

Fund Limited Share Net Asset Performance

For the Six Months Ended June 30, 2008, the net asset value of each Limited Share increased 24.47% from $32.81 per share to $40.84 per share.

Net income for the Six Months Ended June 30, 2008 was $355.6 million, resulting from $25.2 million of interest income, realized and unrealized gains of $340.6 million and operating expenses of $10.2 million.

For the Period Ended June 30, 2007, the net asset value of each Limited Share increased 5.04% from $25.00 per share to $26.26 per share.

Net income for the Period Ended June 30, 2007 was $4.8 million, resulting from $5.1 million of interest income, realized and unrealized gain of $0.6 million and operating expenses of $0.9 million.

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

QUANTIFYING THE FUND’S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

The Fund’s risk exposure in the various market sectors traded by the Fund is quantified below in terms of Value at Risk. Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed 95-99% of the maximum one-day losses at fair value of any given contract incurred during the time period over which historical price fluctuations are researched for purposes of establishing margin levels. The maintenance margin levels are established by exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

THE FUND’S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of June 30, 2008. There has been no material change in the trading Value at Risk information previously disclosed in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Corn	December 2008 – March 2009	29,116,119	1.08%	10
Wheat	December 2008 – July 2009	43,321,460	1.61%	9
Soybeans	November 2008 – January 2009	29,438,190	1.09%	11
Sugar	June 2009	36,509,410	1.35%	10
Aggregate/Total		95,201,599	3.53%	7

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market category as of December 31, 2007.

Market Sector	Delivery Month	Value at Risk (VaR) $ Value*	Value at Risk (VaR)* % of Net Assets	Number of times VaR Exceeded
Corn	December 2008	13,003,919	1.17%	6
Wheat	July – December 2008	13,306,338	0.80%	5
Soybeans	November 2008	8,828,453	0.89%	8
Sugar	September 2008	9,861,242	1.20%	11
Aggregate/Total		36,642,774	2.76%	5

*	The VaR for a contract represents the one day, downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves for the contract and uses a one year look-back. The aggregate VaR for the fund represents the VaR of the Fund’s open positions across all contracts, and is less than the sum of VaRs for each individual contract due to the diversification benefit across the contracts.

NON-TRADING RISK

The Fund has non-trading market risk as a result of investing in short-term United States Treasury Obligations. The market risk represented by these investments is expected to be immaterial.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2008 by Index Commodities:

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Kevin Rich, its Chief Executive Officer and Michael Gilligan, its Principal Financial Officer, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report, and, based upon that evaluation, Kevin Rich, the Chief Executive Officer and Michael Gilligan, the Principal Financial Officer of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not Applicable.

Item 1A.	Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007, filed March 26, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) The Registrant’s Registration Statement on Form S-1 (Registration No. 333-135422-15) was declared effective on January 3, 2007 with information with respect to the use of proceeds from the sale of Limited Shares being disclosed therein. Trading on the Amex commenced on January 5, 2007. A Registration Statement on Form S-1 was declared effective on May 15, 2007 (Registration No. 333-142163-09) and on January 15, 2008 (File No. 333-148613-13) with information with respect to the use of proceeds from the sale of the Limited Shares being disclosed therein. A Registration Statement on Form S-1 was declared effective on July 14, 2008 (Registration No. 333-150501-09) with information with respect to the use of proceeds from the sale of Limited Shares being disclosed therein. Accordingly, upon effectiveness, the Registrant’s Registration Statement on Form S-1 (Registration No. 333-150501-09) also acts as Post-Effective Amendment No. 1 to File No. 333-148613-13, Post-Effective Amendment No. 2 to File No. 333-142163-09 and acts as Post-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 File No. 333-135422-15, which also contained this information.

The proceeds from the sale of the Limited Shares are used to purchase Master Fund Limited Units. The Master Fund uses the proceeds from the sale of the Master Fund Limited Units for general corporate purposes in accordance with its investment objectives and policies.

For the Three Months Ended June 30, 2008, 12.2 million Limited Shares were created for $468.7 million and 11.4 million Limited Shares were redeemed for $431.0 million. On June 30, 2008, 66.2 million Limited Shares of the Fund were outstanding for a market capitalization of $2,693.0 million.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended June 30, 2008 and 2007.

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
Three Months Ended June 30, 2008	11,400,000	$37.81
Three Months Ended June 30, 2007	-	N/A

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust with respect to PowerShares DB Agriculture Fund

	By:	DB Commodity Services LLC,
its Managing Owner

	By:	/s/ Kevin Rich
	Name:	Kevin Rich
	Title:	Director and Chief Executive Officer

Dated: August 5, 2008	By:	/s/ Michael Gilligan
	Name:	Michael Gilligan
	Title:	Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Page Number
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-2

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 and 15d-14 (filed herewith)	E-3

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-4

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)	E-5

E-1