Form 10-Q
period 2016-09-30
POWERSHARES DB AGRICULTURE FUND; PowerShares DB Multi-Sector Commodity Trust
filed 2016-11-08
CIK 1383082, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of outstanding Shares as of September 30, 2016: 38,800,000 Shares.

(A SERIES OF POWERSHARES DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PowerShares DB Agriculture Fund

Statements of Financial Condition

September 30, 2016 and December 31, 2015

(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
United States Treasury Obligations, at value (cost $761,834,926 and $626,932,029, respectively)	$761,915,903	$626,952,136
Affiliated investments, at value and cost	20,231,370	—
Total Investments, at value (cost $782,066,296 and $626,932,029, respectively)	782,147,273	626,952,136
Cash held by custodian	—	45,309,372
Receivable for:
Dividends from affiliates	8,307	—
Variation margin	—	2,158,236
Total assets	$782,155,580	$674,419,744
Liabilities
Payable for:
Variation margin	$4,589,825	$—
Management fee	543,700	536,118
Brokerage commissions and fees	4,944	4,999
Total liabilities	5,138,469	541,117
Commitments and Contingencies (Note 9)
Equity
Shareholder's equity—General Shares	801	827
Shareholders' equity—Shares	777,016,310	673,877,800
Total shareholders' equity	777,017,111	673,878,627
Total liabilities and equity	$782,155,580	$674,419,744
General Shares outstanding	40	40
Shares outstanding	38,800,000	32,600,000
Net asset value per share	$20.03	$20.67
Market value per share	$19.98	$20.62

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Agriculture Fund

Schedule of Investments

September 30, 2016

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.250% due October 6, 2016	32.82%	$254,998,215	$255,000,000
U.S. Treasury Bills, 0.180% due October 20, 2016	16.09	124,992,750	125,000,000
U.S. Treasury Bills, 0.160% due October 27, 2016	13.25	102,987,434	103,000,000
U.S. Treasury Bills, 0.300% due November 17, 2016 (b)	20.85	161,967,924	162,000,000
U.S. Treasury Bills, 0.335% due December 1, 2016	15.05	116,969,580	117,000,000
Total United States Treasury Obligations (cost $761,834,926)	98.06%	$761,915,903
Money Market Mutual Fund			Shares
Premier Portfolio - Institutional Class, 0.34%(c)	2.60%	$20,231,370	20,231,370
(cost $20,231,370)
Total Investments (cost $782,066,296)	100.66%	$782,147,273

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $109,978,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of September 30, 2016.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders’ Equity	Unrealized Appreciation/ (Depreciation)(d)	Notional Value
Commodity Futures Contracts
CBOT Corn (4,503 contracts, settlement date September 14, 2017)	0.10%	$750,665	$82,630,050
CBOT Soybean (2,253 contracts, settlement date November 14, 2016)	0.31	2,433,342	107,468,100
CBOT Wheat (1,712 contracts, settlement date July 14, 2017)	(1.30)	(10,077,353)	38,306,000
CBOT Wheat KCB (1,667 contracts, settlement date July 14, 2017)	(1.07)	(8,279,818)	37,715,875
CME Cattle Feeder (415 contracts, settlement date November 17, 2016)	(0.23)	(1,750,487)	24,827,375
CME Lean Hogs (2,897 contracts, settlement date December 14, 2016)	(1.66)	(12,879,564)	50,958,230
CME Live Cattle (1,982 contracts, settlement date December 30, 2016)	(0.35)	(2,747,776)	79,379,100
NYB-ICE Cocoa (2,738 contracts, settlement date December 14, 2016)	(0.69)	(5,385,061)	75,596,180
NYB-ICE Coffee (1,787 contracts, settlement date December 19, 2016)	0.58	4,524,727	101,557,444
NYB-ICE Cotton (703 contracts, settlement date December 7, 2016)	0.14	1,052,151	23,930,120
NYB-ICE Sugar (6,671 contracts, settlement date September 29, 2017)	1.10	8,541,190	154,809,894
Total Commodity Futures Contracts	(3.07)%	$(23,817,984)	$777,178,368

(d)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Agriculture Fund

Schedule of Investments

December 31, 2015

(Unaudited)

Description	Percentage of Shareholders’ Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.235% due January 7, 2016	8.90%	$59,999,760	$60,000,000
U.S. Treasury Bills, 0.205% due January 14, 2016	20.78	139,996,080	140,000,000
U.S. Treasury Bills, 0.195% due January 21, 2016 (b)	20.77	139,994,260	140,000,000
U.S. Treasury Bills, 0.170% due January 28, 2016	14.10	94,992,210	95,000,000
U.S. Treasury Bills, 0.200% due February 4, 2016	1.19	7,999,376	8,000,000
U.S. Treasury Bills, 0.135% due February 11, 2016	12.91	86,988,516	87,000,000
U.S. Treasury Bills, 0.140% due February 25, 2016	2.52	16,998,334	17,000,000
U.S. Treasury Bills, 0.280% due March 10, 2016	11.87	79,983,600	80,000,000
Total United States Treasury Obligations (cost $626,932,029)	93.04%	$626,952,136

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to year end.
(b)	United States Treasury Obligations of $94,990,500 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.

Description	Unrealized Appreciation/ (Depreciation) as a Percentage of Shareholders’ Equity	Unrealized Appreciation/ (Depreciation) (c)	Notional Value
Commodity Futures Contracts
CBOT Corn (4,273 contracts, settlement date September 14, 2016)	(0.68)%	$(4,598,933)	$80,172,162
CBOT Soybean (1,903 contracts, settlement date November 14, 2016)	(0.17)	(1,150,721)	83,993,662
CBOT Wheat (1,628 contracts, settlement date July 14, 2016)	(0.59)	(3,988,618)	39,336,550
CBOT Wheat KCB (1,629 contracts, settlement date July 14, 2016)	(1.24)	(8,354,144)	39,808,688
CME Cattle Feeder (336 contracts, settlement date March 24, 2016)	0.20	1,387,903	27,493,200
CME Lean Hogs (2,455 contracts, settlement date February 12, 2016)	0.28	1,863,261	58,723,600
CME Live Cattle (1,550 contracts, settlement date February 29, 2016)	(0.04)	(256,953)	84,816,000
NYB-ICE Cocoa (2,298 contracts, settlement date March 15, 2016)	(0.16)	(1,082,753)	73,788,780
NYB-ICE Coffee (1,624 contracts, settlement date March 18, 2016)	0.39	2,646,488	77,160,300
NYB-ICE Cotton (595 contracts, settlement date March 08, 2016)	0.06	378,459	18,825,800
NYB-ICE Sugar (5,473 contracts, settlement date September 30, 2016)	1.82	12,298,832	89,984,877
Total Commodity Futures Contracts	(0.13)%	$(857,179)	$674,103,619

(c)	Unrealized appreciation/(depreciation) is presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Agriculture Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Income
Interest Income	$547,576	$41,677	$1,361,052	$137,460
Dividends from Affiliates	18,692	—	18,692	—
Total Income	566,268	41,677	1,379,744	137,460
Expenses
Management Fee	1,737,549	1,884,523	4,763,940	5,629,083
Brokerage Commissions and Fees	186,413	164,285	435,228	524,863
Interest Expense	5,476	4,579	10,632	9,645
Total Expenses	1,929,438	2,053,387	5,209,800	6,163,591
Less: Waivers	(9,870)	—	(9,870)	—
Net Expenses	1,919,568	2,053,387	5,199,930	6,163,591
Net Investment Income (Loss)	(1,353,300)	(2,011,710)	(3,820,186)	(6,026,131)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	1,685	626	4,222
Commodity Futures Contracts	2,343,714	(31,480,398)	(2,509,621)	(169,693,373)
Net Realized Gain (Loss)	2,343,714	(31,478,713)	(2,508,995)	(169,689,151)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	27,041	24,407	60,870	34,441
Commodity Futures Contracts	(79,376,347)	(69,441,284)	(22,960,805)	17,803,771
Net Change in Unrealized Gain (Loss)	(79,349,306)	(69,416,877)	(22,899,935)	17,838,212
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts	(77,005,592)	(100,895,590)	(25,408,930)	(151,850,939)
Net Income (Loss)	$(78,358,892)	$(102,907,300)	$(29,229,116)	$(157,877,070)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2016

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at July 1, 2016	40	$882	39,600,000	$872,614,959	$872,615,841
Purchases of Shares			1,400,000	29,436,290	29,436,290
Redemption of Shares			(2,200,000)	(46,676,128)	(46,676,128)
Net Increase (Decrease) due to Share Transactions			(800,000)	(17,239,838)	(17,239,838)
Net Income (Loss)
Net Investment Income (Loss)		(1)		(1,353,299)	(1,353,300)
Net Realized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		3		2,343,711	2,343,714
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		(83)		(79,349,223)	(79,349,306)
Net Income (Loss)		(81)		(78,358,811)	(78,358,892)
Net Change in Shareholders' Equity	—	(81)	(800,000)	(95,598,649)	(95,598,730)
Balance at September 30, 2016	40	$801	38,800,000	$777,016,310	$777,017,111

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2015

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at July 1, 2015	40	$935	41,200,000	$962,972,167	$962,973,102
Purchases of Shares			1,200,000	27,775,130	27,775,130
Redemption of Shares			(3,400,000)	(72,630,281)	(72,630,281)
Net Increase (Decrease) due to Share Transactions			(2,200,000)	(44,855,151)	(44,855,151)
Net Income (Loss)
Net Investment Income (Loss)		(2)		(2,011,708)	(2,011,710)
Net Realized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		(23)		(31,478,690)	(31,478,713)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		(74)		(69,416,803)	(69,416,877)
Net Income (Loss)		(99)		(102,907,201)	(102,907,300)
Net Change in Shareholders' Equity	—	(99)	(2,200,000)	(147,762,352)	(147,762,451)
Balance at September 30, 2015	40	$836	39,000,000	$815,209,815	$815,210,651

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2016

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at January 1, 2016	40	$827	32,600,000	$673,877,800	$673,878,627
Purchases of Shares			13,200,000	279,077,411	279,077,411
Redemption of Shares			(7,000,000)	(146,709,811)	(146,709,811)
Net Increase (Decrease) due to Share Transactions			6,200,000	132,367,600	132,367,600
Net Income (Loss)
Net Investment Income (Loss)		(4)		(3,820,182)	(3,820,186)
Net Realized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		(2)		(2,508,993)	(2,508,995)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		(20)		(22,899,915)	(22,899,935)
Net Income (Loss)		(26)		(29,229,090)	(29,229,116)
Net Change in Shareholders' Equity	—	(26)	6,200,000	103,138,510	103,138,484
Balance at September 30, 2016	40	$801	38,800,000	$777,016,310	$777,017,111

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2015

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at January 1, 2015	40	$993	41,800,000	$1,037,946,716	$1,037,947,709
Purchases of Shares			6,200,000	139,873,537	139,873,537
Redemption of Shares			(9,000,000)	(204,733,525)	(204,733,525)
Net Increase (Decrease) due to Share Transactions			(2,800,000)	(64,859,988)	(64,859,988)
Net Income (Loss)
Net Investment Income (Loss)		(6)		(6,026,125)	(6,026,131)
Net Realized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		(169)		(169,688,982)	(169,689,151)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations and Commodity Futures Contracts		18		17,838,194	17,838,212
Net Income (Loss)		(157)		(157,876,913)	(157,877,070)
Net Change in Shareholders' Equity	—	(157)	(2,800,000)	(222,736,901)	(222,737,058)
Balance at September 30, 2015	40	$836	39,000,000	$815,209,815	$815,210,651

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Agriculture Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2016 and 2015

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net Income (Loss)	$(29,229,116)	$(157,877,070)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(2,071,536,322)	(2,387,159,418)
Proceeds from securities sold and matured	1,937,995,103	2,651,298,086
Net sales (purchases) of affiliated investments	(20,231,370)	—
Net accretion of discount on United States Treasury Obligations	(1,361,052)	(137,460)
Net realized (gain) loss on United States Treasury Obligations	(626)	(4,222)
Net change in unrealized (gain) loss on United States Treasury Obligations and Commodity Futures Contracts	(60,870)	(17,838,212)
Cash transfer to Commodity Broker to satisfy variation margin requirements (Note 4)	—	(88,823,232)
Cash received (paid) to Commodity Broker to satisfy open variation margin, net (Note 4)	—	50,634,803
Change in operating receivables and liabilities:
Variation margin	6,748,061	1,257,257
Dividends from affiliates	(8,307)	—
Management fee	7,582	(233,369)
Brokerage commissions and fees	(55)	(856)
Net cash provided by (used for) operating activities	(177,676,972)	51,116,307
Cash flows from financing activities:
Proceeds from purchases of Shares	279,077,411	139,873,537
Redemption of Shares	(146,709,811)	(205,519,216)
Net cash provided by (used for) financing activities	132,367,600	(65,645,679)
Net change in cash	(45,309,372)	(14,529,372)
Cash at beginning of period	45,309,372	50,738,487
Cash at end of period	$—	$36,209,115
Supplemental disclosure of cash flow information
Cash paid for interest	$10,632	$9,645

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

PowerShares DB Agriculture Fund

Notes to Unaudited Financial Statements

September 30, 2016

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

This Quarterly Report (the “Report”) covers the three months ended September 30, 2016 and 2015 (hereinafter referred to as the “Three Months Ended September 30, 2016” and the “Three Months Ended September 30, 2015”, respectively) and the nine months ended September 30, 2016 and 2015 (hereinafter referred to as the "Nine Months Ended September 30, 2016" and the "Nine Months Ended September 30, 2015", respectively). The Fund’s performance information from inception up to and excluding the Closing Date is a reflection of the performance associated with the Predecessor Managing Owner. The Managing Owner has served as managing owner of the Fund since the Closing Date, and the Fund’s performance information since the Closing Date is a reflection of the performance associated with the Managing Owner. Past performance of the Fund is not necessarily indicative of future performance.

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

The Commodity Futures Trading Commission (the “CFTC”) and/or commodity exchanges, as applicable, impose position limits on market participants trading in the commodity included in the Index. The Index is comprised of futures contracts on the Index Commodity that expire in a specific month and trade on a specific exchange (the “Index Contracts”). If the Managing Owner determines in its commercially reasonable judgment that it has become impracticable or inefficient for any reason for the Fund to gain full or partial exposure to the Index Commodity by investing in the Index Contract, the Fund may invest in a futures contract referencing the particular Index Commodity other than the specific contract that comprises the applicable Index or, in the alternative, invest in other futures contracts not based on the particular Index Commodity if, in the commercially reasonable judgment of the Managing Owner, such futures contracts tend to exhibit trading prices that correlate with a futures contract that comprises the applicable Index.

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

The Managing Owner waived fees of $9,870 for the Three and Nine Months Ended September 30, 2016.

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

The following is a summary of the tiered valuation input levels as of September 30, 2016:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$761,915,903	$—	$761,915,903
Money Market Mutual Fund	$20,231,370	$—	$—	$20,231,370
Commodity Futures Contracts (a)	$(23,817,984)	$—	$—	$(23,817,984)

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
United States Treasury Obligations	$—	$626,952,136	$—	$626,952,136
Commodity Futures Contracts (a)	$(857,179)	$—	$—	$(857,179)

(a)	Unrealized appreciation (depreciation).

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

The Fund defines cash and cash equivalents to be cash and other highly liquid investments, with original maturities of three months or less when purchased.

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

(g) Cash Held by Commodity Broker

The Fund’s arrangement with the Commodity Broker requires the Fund to meet its variation margin requirement related to the price movements on futures contracts held by the Fund by maintaining cash on deposit with the Commodity Broker. The Fund assesses its variation margin requirements on a daily basis by recalculating the change in value of the futures contracts based on price movements. Subsequent cash payments are made or received by the Fund each business day depending upon whether unrealized gains or losses are incurred on the futures contracts. Effective February 24, 2015, only the current day’s variation margin receivable or payable is disclosed as an asset or liability on the Statements of Financial Condition.

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

The Fair Value of Derivative Instruments is as follows:

	September 30, 2016		December 31, 2015
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$17,302,075	$(41,120,059)	$18,574,943	$(19,432,122)

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only current day’s variation margin receivable (payable) is reported in the September 30, 2016 and December 31, 2015 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain or (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2016	2015
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$2,343,714	$(31,480,398)
	Net Change in Unrealized Gain (Loss)	(79,376,347)	(69,441,284)
Total		$(77,032,633)	$(100,921,682)

		For the Nine Months Ended
	Location of Gain or (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2016	2015
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(2,509,621)	$(169,693,373)
	Net Change in Unrealized Gain (Loss)	(22,960,805)	17,803,771
Total		$(25,470,426)	$(151,889,602)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Average Notional Value	$810,931,630	$874,821,434	$742,391,211	$890,027,237

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

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of September 30, 2016, net by contract:

		Gross Amounts Offset in the	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Assets
Commodity Futures Contracts	$36,530,234	$(36,530,234)	$—	$—	$—	$—
Liabilities
Commodity Futures Contracts	$(41,120,059)	$36,530,234	$(4,589,825)	$4,589,825	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2015, net by contract:

		Gross Amounts Offset in the	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments (a)	Cash Collateral Pledged (a)	Net Amount
Assets
Commodity Futures Contracts	$21,590,358	$(19,432,122)	$2,158,236	$—	$—	$2,158,236
Liabilities
Commodity Futures Contracts	$(19,432,122)	$19,432,122	$—	$—	$—	$—

(a)	As of September 30, 2016 and December 31, 2015, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

(j) Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker and the Predecessor Commodity Broker, as applicable, were less than $7.00 and $6.00 per round-turn trade during the Three and Nine Months Ended September 30, 2016 and 2015, respectively.

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

(l) Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses (referred to as extraordinary fees and expenses in the Trust Agreement), if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses are fees and expenses which are non-recurring and unusual in nature, such as legal claims and liabilities, litigation costs or indemnification or other unanticipated expenses. Such non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the Three and Nine Months Ended September 30, 2016 and 2015, the Fund did not incur such expenses.

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

No distributions were paid for the Three and Nine Months Ended September 30, 2016 and 2015.

(9) Commitments and Contingencies

The Managing Owner, either in its own capacity or in its capacity as the Managing Owner and on behalf of the Fund, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services which are in the best interests of the Fund. As of September 30, 2016 and December 31, 2015 no claims had been received by the Fund. Further, the Fund has not had prior claims or losses pursuant to these contracts. Accordingly, the Managing Owner expects the risk of loss to be remote.

(10) Net Asset Value and Financial Highlights

The Fund is presenting the following net asset value and financial highlights related to investment performance for a Share outstanding for the Three and Nine Months Ended September 30, 2016 and 2015. An individual investor’s return and ratios may vary based on the timing of capital transactions.

Net asset value per Share is the net asset value of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Asset Value
Net asset value per Share, beginning of period	$22.04	$23.37	$20.67	$24.83
Net realized and change in unrealized gain (loss) on United States Treasury Obligations and Commodity Futures Contracts	(1.97)	(2.42)	(0.53)	(3.78)
Net investment income (loss) (a)	(0.04)	(0.05)	(0.11)	(0.15)
Net income (loss)	(2.01)	(2.47)	(0.64)	(3.93)
Net asset value per Share, end of period	$20.03	$20.90	$20.03	$20.90
Market value per Share, beginning of period (b)	$22.08	$23.35	$20.62	$24.90
Market value per Share, end of period (b)	$19.98	$20.89	$19.98	$20.89

Ratio to average Net Assets (c)
Net investment income (loss)	(0.66)%	(0.91)%	(0.68)%	(0.91)%
Expenses, after waivers	0.94%	0.93%	0.93%	0.93%
Expenses, prior to waivers	0.94%	0.93%	0.93%	0.93%
Total Return, at net asset value (d)	(9.12)%	(10.57)%	(3.10)%	(15.83)%
Total Return, at market value (d)	(9.51)%	(10.53)%	(3.10)%	(16.10)%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
(d)

Total Return, at net asset value is calculated assuming an initial investment made at the net asset value at the beginning of the period, reinvestment of all dividends and distributions at net asset value during the period, and redemption of Shares on the last day of the period. Total Return, at net asset value includes adjustments in accordance with accounting principles generally accepted in the United States of America and as such, the net asset value for financial reporting purposes and the returns based upon those net asset values may differ from the net asset value and returns for shareholder transactions.  Total Return, at market value is calculated assuming an initial investment made at the market value at the beginning of the period, reinvestment of all dividends and distributions at market value during the period, and redemption of Shares at the market value on the last day of the period.  Not annualized for periods less than one year.

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

Index Commodity	Index Base Weight (%)
Corn	12.50%
Soybeans	12.50
Wheat	6.25
Kansas City Wheat	6.25
Sugar	12.50
Cocoa	11.11
Coffee	11.11
Cotton	2.78
Live Cattle	12.50
Feeder Cattle	4.17
Lean Hogs	8.33
Closing Level on Base Date:	100.00%

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2016:

Index Commodity	Fund Weight (%)
Corn	10.63%
Soybeans	13.83
Wheat	4.93
Kansas City Wheat	4.86
Sugar	19.93
Cocoa	9.72
Coffee	13.06
Cotton	3.08
Live Cattle	10.21
Feeder Cattle	3.19
Lean Hogs	6.56
Closing Level as of September 30, 2016:	100.00%

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

Performance Summary

This Report covers the three months ended September 30, 2016 and 2015 (hereinafter referred to as the “Three Months Ended September 30, 2016” and the “Three Months Ended September 30, 2015”, respectively) and the nine months ended September 30, 2016 and 2015 (hereinafter referred to as the "Nine Months Ended September 30, 2016" and the "Nine Months Ended September 30, 2015", respectively).

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

The section “Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2016 and 2015” below provides an overview of the changes in the closing levels of DBIQ Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index plus 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBIQ Diversified Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index.

Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index

Commodity Returns for the Three and Nine Months Ended September 30, 2016 and 2015

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ-OY AGRICULTURE TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2016	2015	2016	2015
DB Corn Indices	(10.56)%	(10.12)%	(12.77)%	(7.88)%
DB Soybean Indices	(17.22)	(14.00)	8.30	(11.27)
DB Wheat Indices	(10.78)	(17.76)	(17.67)	(16.05)
DB Kansas City Wheat Indices	(6.58)	(17.88)	(19.73)	(23.74)
DB Sugar Indices	5.01	(7.60)	45.63	(26.59)
DB Cocoa Indices	(5.82)	(5.12)	(13.35)	6.50
DB Coffee Indices	1.58	(10.51)	11.32	(32.62)
DB Cotton Indices	6.17	(10.99)	7.58	(0.25)
DB Live Cattle Indices	(14.16)	(14.68)	(20.85)	(17.51)
DB Feeder Cattle Indices	(13.51)	(17.06)	(23.50)	(18.08)
DB Lean Hogs Indices	(33.22)	13.01	(26.57)	(15.91)
AGGREGATE RETURN	(8.93)%	(10.36)%	(2.54)%	(15.11)%

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

United States Treasury Obligations are fair valued using an evaluated quote provided by an independent pricing service. Futures contracts are valued at the final settlement price set by an exchange on which they are principally traded. Investments in open-end and closed-end registered investment companies that do not trade on an exchange are valued at the end of day NAV per share. Investments in open-end and closed-end registered investment companies that trade on an exchange are valued at the last sales price or official closing price as of the close of the customary trading session on the exchange where the security is principally traded. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification for fair value measurement and disclosure guidance requires a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The hierarchy gives the highest priority to unadjusted quoted prices for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. See Note 5(c) within the financial statements in Item 1 for further information.

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

Operating Activities

Net cash flow provided by (used for) operating activities was $(157.4) million and $51.1 million for the Nine Months Ended September 30, 2016 and 2015, respectively. These amounts primarily include net income (loss) and net purchases and sales of United States Treasury Obligations which are held at fair value on the Statements of Financial Condition. For the avoidance of doubt, the Fund invests in futures contracts in an attempt to track its Index. The Fund may hold United States Treasury Obligations and money market mutual funds for margin and/or cash management purposes.

During the Nine Months Ended September 30, 2016, $2,071.5 million was paid to purchase United States Treasury Obligations and $1,938.0 million was received from sales and maturing United States Treasury Obligations. During the Nine Months Ended September 30, 2015, $2,387.2 million was paid to purchase United States Treasury Obligations and $2,651.3 million was received from sales and maturing United States Treasury Obligations. Unrealized appreciation/depreciation on United States Treasury Obligations and commodity futures contracts increased (decreased) net cash provided by (used for) operating activities by $(0.1) million and $(17.8) million during the Nine Months Ended September 30, 2016 and 2015, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $132.4 million and $(65.6) million during the Nine Months Ended September 30, 2016 and 2015, respectively. This included $279.1 million and $139.9 million from Shares purchased by Authorized Participants and $146.7 million and $205.5 million from Shares redeemed by Authorized Participants during the Nine Months Ended September 30, 2016 and 2015, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

The Index is a set of rules applied to a body of data and does not represent the results of actual investment or trading. The Index is frictionless, in that it does not take into account fees or expenses associated with investing in the Fund. Also, because it does not represent actual futures positions, the Index is not subject to, and does not take into account the impact of, speculative position limits or certain other similar limitations on the ability of the Fund to trade the Index Commodities. The “TR” version of the Index includes an assumed amount of interest income based on prevailing rates that is adjusted from time to time. The Fund, by contrast, invests actual money and trades actual futures contracts. As a result, the performance of the Fund involves friction, in that fees and expenses impose a drag on performance. The Fund is currently subject to accountability levels and may be subject to speculative position limits (if applicable) and certain other limitations on its ability to trade the Index Commodities, which may compel the Fund to trade futures or other instruments that are not Index Commodities as proxies for the Index Commodities. The interest rate and dividend income actually earned by the Fund over any period may differ from the assumed amount of interest income factored into the “TR” version of the Index over the same period. All of these factors can contribute to discrepancies between changes in net asset value per Share and changes in the level of the Index over any period of time. The dividends received by the Fund from its holdings in money market mutual funds, if any, is not taken into account when determining the performance of the Index and, therefore, it may also contribute to those discrepancies. The extent to which the Fund has invested at an aggregate notional level approximating the Index value as opposed to the Fund’s aggregate net asset value also may contribute to those discrepancies. Fees and expenses always will tend to cause changes in the net asset value per Share to underperform changes in the value of the Index over any given period, all other things being equal. Actual interest income from the Fund’s holdings of United States Treasury Obligations could be higher or lower than the assumed interest income factored into the “TR” version of the Index, and together with the dividends could cause changes in the net asset value per Share to outperform or underperform changes in the value of the “TR” version of the Index over any given period, all other things being equal. Similarly, trading futures or other instruments that are not Index Commodities as proxies for the Index Commodities could cause changes in the net asset value per Share to outperform or underperform changes in the value of the Index over any given period, all other things being equal.

COMPARISON OF MARKET, NAV AND DBIQ DIVERSIFIED AGRICULTURE INDEX ER

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legend below.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

See Additional Legend below.

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2015

Fund Share Price Performance

For the Three Months Ended September 30, 2016, the NYSE Arca market value of each Share decreased 9.51% from $22.08 per Share to $19.98 per Share. The Share price low and high for the Three Months Ended September 30, 2016 and related change from the Share price on June 30, 2016 was as follows: Shares traded at a low of $19.98 per Share (-9.51%) on September 30, 2016 and a high of $21.99 per Share (-0.41%) on July 1, 2016.

For the Three Months Ended September 30, 2015, the NYSE Arca market value of each Share decreased 10.53% from $23.35 per Share to $20.89 per Share. The Share price low and high for the Three Months Ended September 30, 2015 and related change from the Share price on June 30, 2015 was as follows: Shares traded at a low of $20.63 per Share (-11.65%) on September 2, 2015 and a high of $23.27 per Share (-0.34%) on July 1, 2015.

Fund Share Net Asset Performance

For the Three Months Ended September 30, 2016, the net asset value of each Share decreased 9.12% from $22.04 per Share to $20.03 per Share. Falling commodity futures contract prices for Corn, Soybeans, Wheat, Kansas City Wheat, Cocoa, Live Cattle, Feeder Cattle and Lean Hogs were partially offset by rising commodity futures contract prices of Sugar, Coffee and Cotton during the Three Months Ended September 30, 2016, contributing to an overall 8.93% decrease in the level of the DBIQ Diversified Agriculture Index TR™.

Net income (loss) for the Three Months Ended September 30, 2016 was $(78.4) million, primarily resulting from $0.5 million of income, net realized gain (loss) of $2.3 million, net change in unrealized gain (loss) of $(79.3) million and operating expenses of $1.9 million.

For the Three Months Ended September 30, 2015, the net asset value of each Share decreased 10.57% from $23.37 per Share to $20.90 per Share. A falling commodity futures contract prices for Corn, Soybeans, Wheat, Kansas City Wheat, Sugar, Cocoa, Coffee, Cotton, Live Cattle and Feeder Cattle was partially offset by the rising commodity futures contract prices for Lean Hogs during the Three Months Ended September 30, 2015, contributing to an overall 10.36% decrease in the level of the DBIQ Diversified Agriculture Index TR™.

Net income (loss) for the Three Months Ended September 30, 2015 was $(102.9) million, primarily resulting from net realized gain (loss) of $(31.5) million, net change in unrealized gain (loss) of $(69.4) million and operating expenses of $2.0 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2015

Fund Share Price Performance

For the Nine Months Ended September 30, 2016, the NYSE Arca market value of each Share decreased 3.10% from $20.62 per Share to $19.98 per Share. The Share price low and high for the Nine Months Ended September 30, 2016 and related change from the Share price on December 31, 2015 was as follows: Shares traded at a low of $19.62 per Share (-4.87%) on February 11, 2016 and a high of $22.96 per Share (+11.32%) on June 8, 2016.

For the Nine Months Ended September 30, 2015, the NYSE Arca market value of each Share decreased 16.10% from $24.90 per Share to $20.89 per Share. The Share price high and low for the Nine Months Ended September 30, 2015 and related change from the Share price on December 31, 2014 was as follows: Shares traded at a low of $20.63 per Share (-17.15%) on September 2, 2015 and a high of $25.12 per Share (+0.88%) on January 6, 2015.

Fund Share Net Asset Performance

For the Nine Months Ended September 30, 2016, the net asset value of each Share decreased 3.10% from $20.67 per Share to $20.03 per Share. Falling commodity futures contract prices for Corn, Wheat, Kansas City Wheat, Cocoa, Live Cattle, Feeder Cattle and Lean Hogs were partially offset by rising commodity futures contract prices of Soybeans, Sugar, Coffee and Cotton during the

Nine Months Ended September 30, 2016 contributing to an overall 2.54% decrease in the level of the DBIQ Diversified Agriculture Index TR™.

Net income (loss) for the Nine Months Ended September 30, 2016, was $(29.2) million, primarily resulting from $1.4 million of income, net realized gain (loss) of $(2.5) million, net change in unrealized gain (loss) of $(22.9) million, and operating expenses of $5.2 million.

For the Nine Months Ended September 30, 2015, the net asset value of each Share decreased 15.83% from $24.83 per Share to $20.90 per Share. Falling commodity futures contracts prices for Corn, Soybeans, Wheat, Kansas City Wheat, Sugar, Coffee, Cotton, Live Cattle, Feeder Cattle and Lean Hogs was partially offset by rising commodity futures contract prices for Cocoa during the Nine Months Ended September 30, 2015 contributing to an overall 15.11% decrease in the level of the DBIQ Diversified Agriculture Index TR™.

Net income (loss) for the Nine Months Ended September 30, 2015, was $(157.9) million, primarily resulting from $0.1 million of income, net realized gain (loss) of $(169.7) million, net change in unrealized gain (loss) of $17.8 million, and operating expenses of $6.2 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2016.

				For the Nine Months Ended
				September 30, 2016
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Agriculture Fund	$777,017,111	0.61%	$11,014,513	11

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2015.

				For the Year Ended
				December 31, 2015
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
PowerShares DB Agriculture Fund	$673,878,627	0.62%	$9,709,670	17

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

The following were the primary trading risk exposures of the Fund as of September 30, 2016 by Index Commodity:

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Daniel Draper, its Principal Executive Officer and President, and Steven Hill, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of  the Exchange Act) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Daniel Draper, the Principal Executive Officer and President, and Steven Hill, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and President and Principal Financial and Accounting Officer, Investment Pools, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC confirmed that it would not recommend enforcement action against a fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. PricewaterhouseCoopers LLP has communicated that the circumstances which called into question its independence under the Loan Rule with respect to the audits of the Invesco Fund Complex are consistent with the circumstances described in the no action letter.  PricewaterhouseCoopers LLP also concluded that its objectivity and impartiality was not impaired with respect to the planning for and execution of the Funds’ audits and that they have complied with PCAOB Rule 3526(b)(1) and (2), which are conditions to the Funds relying on the no action letter.  Therefore, the Managing Owner, the Fund and PricewaterhouseCoopers LLP have concluded that PricewaterhouseCoopers LLP can continue as the Fund’s independent registered public accounting firm.  The Invesco Fund Complex intends to rely upon the no-action letter.

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

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the Three Months Ended September 30, 2016:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2016 to July 31, 2016	1,600,000	$21.54
August 1, 2016 to August 31, 2016	—	$—
September 1, 2016 to September 30, 2016	600,000	$20.36
Total	2,200,000	$21.22

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None

Item 6. Exhibits.

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of PowerShares DB Agriculture Fund — September 30, 2016 and December 31, 2015 (Unaudited), (ii) the Schedule of Investments of PowerShares DB Agriculture Fund — September 30, 2016 (Unaudited), (iii) the Schedule of Investments of PowerShares DB Agriculture Fund — December 31, 2015 (Unaudited), (iv) the Statements of Income and Expenses of PowerShares DB Agriculture Fund — For the Three and Nine Months Ended September 30, 2016 and 2015 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund — For the Three Months Ended September 30, 2016 (Unaudited), (vi) the  Statement of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund — For the Three Months Ended September 30, 2015 (Unaudited), (vii) Statement of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund — For the Nine Months Ended September 30, 2016 (Unaudited) (viii) Statement of Changes in Shareholders’ Equity of PowerShares DB Agriculture Fund — For the Nine Months Ended September 30, 2015 (Unaudited) (ix) the Statements of Cash Flows of PowerShares DB Agriculture Fund — For the Nine Months Ended September 30, 2016 and 2015 (Unaudited), and (x) Notes to Unaudited Financial Statements of PowerShares DB Agriculture Fund — September 30, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PowerShares DB Multi-Sector Commodity Trust on its own behalf and with respect to PowerShares DB Agriculture Fund

	By:	Invesco PowerShares Capital Management LLC,
its Managing Owner

		By:	/s/ DANIEL DRAPER
		Name:	Daniel Draper
		Title:	Principal Executive Officer and President

Dated: November 7, 2016		By:	/s/ STEVEN HILL
		Name:	Steven Hill
		Title:	Principal Financial and Accounting Officer, Investment Pools