Form 10-Q
period 2018-09-30
INVESCO DB AGRICULTURE FUND; Invesco DB Multi-Sector Commodity Trust
filed 2018-11-07
CIK 1383082, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically an Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.            ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of outstanding Shares as of September 30, 2018: 32,200,000 Shares.

INVESCO DB AGRICULTURE FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Agriculture Fund

Statements of Financial Condition

September 30, 2018 and December 31, 2017

(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
United States Treasury Obligations, at value (cost $453,501,627 and $514,764,046, respectively)	$453,409,077	$514,714,860
Affiliated Investments, at value (cost $90,491,454 and $124,826,575, respectively)	90,548,131	124,748,306
Other investments:
Variation margin receivable- Commodity Futures Contracts	157,658	442,552
Cash held by custodian	—	2,260,923
Receivable for:
Dividends from affiliates	38,369	33,612
Total assets	$544,153,235	$642,200,253
Liabilities
Payable for:
Management fees	$385,190	$444,415
Brokerage commissions and fees	3,633	4,091
Total liabilities	388,823	448,506
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	676	750
Shareholders' equity—Shares	543,763,736	641,750,997
Total shareholders' equity	543,764,412	641,751,747
Total liabilities and equity	$544,153,235	$642,200,253
General Shares outstanding	40	40
Shares outstanding	32,200,000	34,200,000
Net asset value per share	$16.89	$18.76
Market value per share	$16.91	$18.75

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Schedule of Investments

September 30, 2018

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 2.010% due November 8, 2018	26.61%	$144,683,941	$145,000,000
U.S. Treasury Bills, 2.095% due December 6, 2018	3.11	16,933,849	17,000,000
U.S. Treasury Bills, 2.175% due January 3, 2019 (b)	28.16	153,118,371	154,000,000
U.S. Treasury Bills, 2.210% due February 28, 2019	25.50	138,672,916	140,000,000
Total United States Treasury Obligations (cost $453,501,627)	83.38%	$453,409,077
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $78,999,188)(c)	14.54%	$79,055,865	749,700
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio - Institutional Class, 1.95% (cost $11,492,266)(d)	2.12	11,492,266	11,492,266
Total Affiliated Investments (cost $90,491,454)	16.66%	$90,548,131
Total Investments in Securities (cost $543,993,081)	100.04%	$543,957,208

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $101,418,600 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated company. The security and the Fund are affiliated by having the same investment adviser. See Note 8.
(d)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of September 30, 2018.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	3,703	September - 2019	$71,282,750	$(4,268,467)	$(4,268,467)
CBOT Soybean	1,557	November - 2018	65,822,175	(11,653,189)	(11,653,189)
CBOT Wheat	1,466	July - 2019	39,636,975	(3,630,587)	(3,630,587)
CBOT Wheat KCB	1,455	July - 2019	40,012,500	(4,349,082)	(4,349,082)
CME Feeder Cattle	320	November - 2018	25,288,000	929,002	929,002
CME Lean Hogs	1,931	December - 2018	44,741,270	1,723,808	1,723,808
CME Live Cattle	1,517	December - 2018	72,118,180	2,905,900	2,905,900
NYB-ICE Cocoa	2,951	December - 2018	60,702,070	(2,526,129)	(2,526,129)
NYB-ICE Coffee	1,325	December - 2018	50,904,844	(4,457,752)	(4,457,752)
NYB-ICE Cotton	506	December - 2018	19,321,610	(3,743,746)	(3,743,746)
NYB-ICE Sugar	4,098	September - 2019	53,883,782	(2,827,004)	(2,827,004)
Total Commodity Futures Contracts				$(31,897,246)	$(31,897,246)
(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Agriculture Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Income
Interest Income	$2,559,948	$1,538,961	$7,226,157	$3,474,114
Dividends from Affiliates	1,009,036	78,766	1,260,269	187,326
Total Income	3,568,984	1,617,727	8,486,426	3,661,440
Expenses
Management Fees	1,304,946	1,526,750	4,302,163	4,663,915
Brokerage Commissions and Fees	164,324	182,461	425,619	472,355
Interest Expense	21,994	2,848	30,368	7,119
Total Expenses	1,491,264	1,712,059	4,758,150	5,143,389
Less: Waivers	(32,840)	(32,956)	(90,844)	(108,844)
Net Expenses	1,458,424	1,679,103	4,667,306	5,034,545
Net Investment Income (Loss)	2,110,560	(61,376)	3,819,120	(1,373,105)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	(3,324)	853	(9,420)	(4,097)
Commodity Futures Contracts	(55,762,347)	(38,467,059)	(76,464,718)	(49,473,144)
Net Realized Gain (Loss)	(55,765,671)	(38,466,206)	(76,474,138)	(49,477,241)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(124,755)	(968)	(43,364)	62,199
Affiliated Investments	(494,802)	187,425	134,946	356,557
Commodity Futures Contracts	12,196,327	4,856,872	(146,108)	9,469,795
Net Change in Unrealized Gain (Loss)	11,576,770	5,043,329	(54,526)	9,888,551
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(44,188,901)	(33,422,877)	(76,528,664)	(39,588,690)
Net Income (Loss)	$(42,078,341)	$(33,484,253)	$(72,709,544)	$(40,961,795)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2018

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2018	40	$721	38,800,000	$699,675,608	$699,676,329
Purchases of Shares			—	—	—
Redemption of Shares			(6,600,000)	(113,833,576)	(113,833,576)
Net Increase (Decrease) due to Share Transactions			(6,600,000)	(113,833,576)	(113,833,576)
Net Income (Loss)
Net Investment Income (Loss)		2		2,110,558	2,110,560
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(58)		(55,765,613)	(55,765,671)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		11		11,576,759	11,576,770
Net Income (Loss)		(45)		(42,078,296)	(42,078,341)
Net Change in Shareholders' Equity	—	(45)	(6,600,000)	(155,911,872)	(155,911,917)
Balance at September 30, 2018	40	$676	32,200,000	$543,763,736	$543,764,412

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

Invesco DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2018

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2017	40	$750	34,200,000	$641,750,997	$641,751,747
Purchases of Shares			8,000,000	152,173,097	152,173,097
Redemption of Shares			(10,000,000)	(177,450,888)	(177,450,888)
Net Increase (Decrease) due to Share Transactions			(2,000,000)	(25,277,791)	(25,277,791)
Net Income (Loss)
Net Investment Income (Loss)		4		3,819,116	3,819,120
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(78)		(76,474,060)	(76,474,138)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		—		(54,526)	(54,526)
Net Income (Loss)		(74)		(72,709,470)	(72,709,544)
Net Change in Shareholders' Equity	—	(74)	(2,000,000)	(97,987,261)	(97,987,335)
Balance at September 30, 2018	40	$676	32,200,000	$543,763,736	$543,764,412

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

Invesco DB Agriculture Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net Income (Loss)	$(72,709,544)	$(40,961,795)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(1,070,296,978)	(1,824,584,633)
Proceeds from securities sold and matured	1,138,758,932	1,934,921,410
Cost of affiliated investments purchased	(476,854,810)	(1,016,473,874)
Proceeds from affiliated investments sold	511,189,931	922,780,309
Net accretion of discount on United States Treasury Obligations	(7,208,955)	(3,474,114)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	9,420	4,097
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(91,582)	(418,756)
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	284,894	(3,870,956)
Dividends from affiliates	(4,757)	(17,034)
Management fees	(59,225)	(32,637)
Brokerage commissions and fees	(458)	890
Net cash provided by (used for) operating activities	23,016,868	(32,127,093)
Cash flows from financing activities:
Proceeds from purchases of Shares	152,173,097	208,918,746
Redemption of Shares	(177,450,888)	(178,972,889)
Net cash provided by (used for) financing activities	(25,277,791)	29,945,857
Net change in cash	(2,260,923)	(2,181,236)
Cash at beginning of period	2,260,923	2,181,236
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$30,368	$7,119

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Notes to Unaudited Financial Statements

September 30, 2018

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2018 and 2017. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on February 28, 2018.

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

Securities for which market quotations are not readily available or became unreliable are valued at fair value as determined in good faith following procedures approved by the Managing Owner.  Issuer-specific events, market trends, bid/asked quotes of brokers and information providers and other data may be reviewed in the course of making a good faith determination of a security’s fair value.

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

No distributions were paid for the three and nine months ended September 30, 2018 and 2017.

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

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2018 and 2017, the Fund did not incur such expenses.

H.	Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $7.00 and $7.00 per round-turn trade during the three and nine months ended September 30, 2018 and 2017, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2015.

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

The Managing Owner waived fees of $32,840 and $90,844 for the three and nine months ended September 30, 2018, respectively. The Managing Owner waived fees of $32,956 and $108,844 for the three and nine months ended September 30, 2017, respectively.

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

The Administrator, Custodian and Transfer Agent

The Bank of New York Mellon (the “Administrator”, “Custodian” and “Transfer Agent”) is the administrator, custodian and transfer agent of the Fund. The Fund and the Administrator have entered into separate administrative, custodian, transfer agency and service agreements (collectively referred to as the “Administration Agreement”).

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

Index Sponsor

The Managing Owner, on behalf of the Fund, has appointed Deutsche Investment Management Americas Inc. to serve as the index sponsor (the “Index Sponsor”). The Index Sponsor calculates and publishes the daily index levels and the indicative intraday index levels. Additionally, the Index Sponsor also calculates the indicative value per Share of the Fund throughout each business day.

The Managing Owner pays the Index Sponsor a licensing fee and an index services fee out of the Management Fee for performing its duties.

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of September 30, 2018 and December 31, 2017.

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

The Fund's policy is to recognize transfers in and out of the valuation levels as of the end of the reporting period. During the nine months ended September 30, 2018 and the year ended December 31, 2017, there were no transfers between valuation levels.

The following is a summary of the tiered valuation input levels as of September 30, 2018:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$453,409,077	$—	$453,409,077
Exchange-Traded Fund	79,055,865	—	—	79,055,865
Money Market Mutual Fund	11,492,266	—	—	11,492,266
Total Investments in Securities	90,548,131	453,409,077	—	543,957,208
Other Investments - Assets(a)
Commodity Futures Contracts	5,558,710	—	—	5,558,710
Other Investments - Liabilities(a)
Commodity Futures Contracts	(37,455,956)	—	—	(37,455,956)
Total Other Investments	(31,897,246)	—	—	(31,897,246)
Total Investments	$58,650,885	$453,409,077	$—	$512,059,962

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2017:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$514,714,860	$—	$514,714,860
Exchange-Traded Fund	78,920,919	—	—	78,920,919
Money Market Mutual Fund	45,827,387	—	—	45,827,387
Total Investments in Securities	124,748,306	514,714,860	—	639,463,166
Other Investments - Assets(a)
Commodity Futures Contracts	2,620,977	—	—	2,620,977
Other Investments - Liabilities(a)
Commodity Futures Contracts	(34,372,115)	—	—	(34,372,115)
Total Other Investments	(31,751,138)	—	—	(31,751,138)
Total Investments	$92,997,168	$514,714,860	$—	$607,712,028

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

  The Fair Value of Derivative Instruments is as follows:

	September 30, 2018		December 31, 2017
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$5,558,710	$(37,455,956)	$2,620,977	$(34,372,115)

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2018 and December 31, 2017 Statements of Financial Condition.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of September 30, 2018, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$37,613,614	$(37,455,956)	$157,658	$—	$—	$157,658

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2017, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$34,814,667	$(34,372,115)	$442,552	$—	$—	$442,552

(a)	As of September 30, 2018 and December 31, 2017, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2018	2017
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(55,762,347)	$(38,467,059)
	Net Change in Unrealized Gain (Loss)	12,196,327	4,856,872
Total		$(43,566,020)	$(33,610,187)

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2018	2017
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(76,464,718)	$(49,473,144)
	Net Change in Unrealized Gain (Loss)	(146,108)	9,469,795
Total		$(76,610,826)	$(40,003,349)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Average Notional Value	$614,725,444	$707,355,960	$671,028,666	$729,453,181

Note 8 -- Investments in Affiliates

The Invesco Treasury Collateral ETF is an investment company registered under the Investment Company Act of 1940, as amended, whose shares are primarily purchased and sold on a national securities exchange. In seeking its investment objective, the Invesco Treasury Collateral ETF primarily holds U.S. Treasury Obligations that: (i) are issued in U.S. Dollars; (ii) have a minimum remaining maturity of at least one month and a maximum remaining maturity of 12 months at the time of rebalance; and (iii) have a minimum amount outstanding of $300 million.  Because it is advised by the Managing Owner, the Invesco Treasury Collateral ETF is an affiliate of the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates (excluding affiliated money market funds) for the three and nine months ended September 30, 2018.

	Value 06/30/2018	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2018	Dividend Income
Invesco Treasury Collateral ETF	$79,550,667	$—	$—	$(494,802)	$—	$79,055,865	$880,560

	Value 12/31/2017	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2018	Dividend Income
Invesco Treasury Collateral ETF	$78,920,919	$—	$—	$134,946	$—	$79,055,865	$880,560

The following is a summary of the transactions in, and earnings from, investments in affiliates (excluding affiliated money market funds) for the three and nine months ended September 30, 2017.

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

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund no later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to two business days after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2018 and 2017. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Asset Value
Net asset value per Share, beginning of period	$18.03	$19.84	$18.76	$19.98
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(1.20)	(0.90)	(1.97)	(1.00)
Net investment income (loss) (a)	0.06	(0.00)	0.10	(0.04)
Net income (loss)	(1.14)	(0.90)	(1.87)	(1.04)
Net asset value per Share, end of period	$16.89	$18.94	$16.89	$18.94
Market value per Share, beginning of period (b)	$18.03	$19.85	$18.75	$19.98
Market value per Share, end of period (b)	$16.91	$18.98	$16.91	$18.98

Ratio to average Net Assets (c)
Net investment income (loss)	1.37%	(0.03)%	0.75%	(0.25)%
Expenses, after waivers	0.95%	0.93%	0.92%	0.92%
Expenses, prior to waivers	0.97%	0.95%	0.94%	0.94%
Total Return, at net asset value (d)	(6.32)%	(4.54)%	(9.97)%	(5.21)%
Total Return, at market value (d)	(6.21)%	(4.38)%	(9.81)%	(5.01)%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). The discussion and analysis which follows may contain trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which reflect the current views of Invesco DB Agriculture Fund (the “Fund”) with respect to future events and financial results. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s current expectations, estimates and projections about its business and industry and its beliefs and assumptions about future events. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risk and changes in circumstances that are difficult to predict and many of which are outside of the Fund’s control. The Fund’s forward-looking statements are not guarantees of future results and conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, and in the broader economy may cause the Fund’s actual results to differ materially from those expressed in forward-looking statements.

You should not place undue reliance on any forward-looking statements. Any forward-looking statement in this report is based only on information currently available to the Fund and speaks only as of the date on which it is made. Except as expressly required by the Federal securities laws, the Fund undertakes no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

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

Index Description

The Managing Owner pays Deutsche Investment Management Americas Inc. (the “Index Sponsor”) a licensing fee and an index services fee for performing its duties.

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

The Fund is not sponsored or endorsed by Deutsche Bank AG, Deutsche Investment Management Americas Inc. or any subsidiary or affiliate of Deutsche Bank AG or Deutsche Investment Management Americas Inc. (collectively, “Deutsche Bank”). The DBIQ Diversified Agriculture Index Excess Return™ (the “Index”) is the exclusive property of Deutsche Investment Management Americas Inc. “DBIQ” is a service mark of Deutsche Bank AG and has been licensed for use for certain purposes by Deutsche Investment Management Americas Inc. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index makes any representation or warranty, express or implied, concerning the Index, the Fund or the advisability of investing in securities generally. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index has any obligation to take the needs of the Managing Owner, or its clients into consideration in determining, composing or calculating the Index. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index is responsible for or has participated in the determination of the timing of, prices at, quantities or valuation of the Fund. Neither Deutsche Bank nor any other party involved in, or related to, making or compiling the Index has any obligation or liability in connection with the administration or trading of the Fund.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2018:

Index Commodity	Fund Weight (%)
Corn	13.11%
Soybeans	12.11
Wheat	7.29
Kansas City Wheat	7.36
Sugar	9.92
Cocoa	11.16
Coffee	9.36
Cotton	3.55
Live Cattle	13.27
Feeder Cattle	4.64
Lean Hogs	8.23
Closing Level as of September 30, 2018:	100.00%

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

The Commodity Broker, when acting as the Fund’s futures commission merchant in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading. The Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold in a secure account assets of the Fund related to foreign futures trading. While these legal requirements are designed to protect the customers of futures commission merchants, a failure by the Commodity Broker to comply with those requirements would be likely to have a material adverse effect on the Fund in the event that the Commodity Broker became insolvent or suffered other financial distress.

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

The Fund’s commodity futures contracts may be subject to periods of illiquidity because of market conditions, regulatory considerations or for other reasons. For example, U.S. futures exchanges and some foreign exchanges have regulations that limit the amount of fluctuation in futures contract prices that may occur during a single business day. These limits are generally referred to as “daily price fluctuation limits” or “daily limits,” and the maximum or minimum price of a contract on any given day as a result of these limits is referred to as a “limit price.” Once a limit price has been reached in a particular contract, it is usually the case that no trades may be made at a different price than specified in the limit. The duration of limit prices generally varies. Limit prices may have the effect of precluding the Fund from trading in a particular contract or requiring the Fund to liquidate contracts at disadvantageous times or prices. Either of those outcomes could adversely affect the Fund’s ability to pursue its investment objective or achieve favorable performance.

Because the Fund trades futures contracts, its capital is at risk due to changes in the value of futures contracts (market risk) or the inability of counterparties (including the Commodity Broker and/or exchange clearinghouses) to perform under the terms of the contracts (credit risk).

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more blocks of 200,000 Shares (“Baskets”). Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to two business days after the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Baskets. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 200,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Baskets to be redeemed through DTC’s book-entry system to the Fund no later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to two business days after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

The Fund is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on its operations.

Cash Flows

A primary cash flow activity of the Fund is to raise capital from Authorized Participants through the issuance of Shares. This cash is used to invest in United States Treasury Obligations, money market mutual funds and T-Bill ETFs, if any, and to meet margin requirements as a result of the positions taken in futures contracts to match the fluctuations of the Index.

As of the date of this Report, each of Bank of America Merrill Lynch, BMO Capital Markets Corp., BNP Paribas Securities Corp, Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets, Credit Suisse Securities (USA) LLC, Deutsche Investment Management Americas Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc., Knight Clearing Services LLC, Merrill Lynch Professional Clearing Corp, Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, Timber Hill LLC, UBS Securities, Virtu Financial BD LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used for) operating activities was $23.0 million and $(32.1) million for the nine months ended September 30, 2018 and 2017, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes only.

During the nine months ended September 30, 2018, $1,070.3 million was paid to purchase United States Treasury Obligations and $1,138.8 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2017, $1,824.6 million was paid to purchase United States Treasury Obligations and $1,934.9 million was received from sales and maturing United States Treasury Obligations. $511.2 million was received from sales of affiliated investments and $476.9 million was paid to purchase affiliated investments during the nine months ended September 30, 2018. $922.8 million was received from the sales of affiliated investments and $1,016.5 million was paid to purchase affiliated investments during the nine months ended September 30, 2017. Unrealized appreciation/depreciation on United States Treasury Obligations and affiliated investments increased (decreased) net cash provided by (used for) operating activities by $(0.1) million and $(0.4) million during the nine months ended September 30, 2018 and 2017, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(25.3) million and $29.9 million during the nine months ended September 30, 2018 and 2017, respectively. This included $152.2 million and $208.9 million from Shares purchased by Authorized Participants and $177.5 million and $179.0 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2018 and 2017, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

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

Performance Summary

This Report covers the three and nine months ended September 30, 2018 and 2017. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2018 and 2017” below provides an overview of the changes in the closing levels of DBIQ Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBIQ Diversified Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method in trading certain Index Contracts with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index

Commodity Returns for the Three and Nine Months Ended September 30, 2018 and 2017

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ AGRICULTURE TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2018	2017	2018	2017
DB Corn Indices	(2.34)%	(7.52)%	(5.52)%	(4.74)%
DB Soybean Indices	(3.43)	1.68	(12.16)	(1.50)
DB Wheat Indices	(0.90)	(13.70)	6.10	(2.54)
DB Kansas City Wheat Indices	0.33	(15.31)	6.92	(5.04)
DB Sugar Indices	(14.16)	(2.32)	(30.27)	(27.40)
DB Cocoa Indices	(19.68)	4.54	1.97	(5.95)
DB Coffee Indices	(13.15)	(0.38)	(24.30)	(12.90)
DB Cotton Indices	(8.53)	0.06	(1.67)	(1.41)
DB Live Cattle Indices	4.39	(4.78)	(1.44)	10.13
DB Feeder Cattle Indices	4.70	4.90	6.07	23.15
DB Lean Hogs Indices	(3.38)	(11.05)	(15.72)	(7.08)
AGGREGATE RETURN	(6.04)%	(4.29)%	(9.23)%	(4.52)%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2017

Fund Share Price Performance

For the three months ended September 30, 2018, the NYSE Arca market value of each Share decreased 6.21% from $18.03 per Share to $16.91 per Share. The Share price low and high for the three months ended September 30, 2018 and related change from the Share price on June 30, 2018 was as follows: Shares traded at a low of $16.87 per Share (-6.44%) on August 30, 2018, and a high of $17.92 per Share (-0.61%) on July 6, 2018.

For the three months ended September 30, 2017, the NYSE Arca market value of each Share decreased 4.38% from $19.85 per Share to $18.98 per Share. The Share price low and high for the three months ended September 30, 2017 and related change from the Share price on June 30, 2017 was as follows: Shares traded at a low of $18.48 per Share (-6.90%) on August 29, 2017, and a high of $20.26 per Share (+2.07%) on July 19, 2017.

Fund Share Net Asset Performance

For the three months ended September 30, 2018, the NAV of each Share decreased 6.32% from $18.03 per Share to $16.89 per Share. Falling commodity futures contract prices for Corn, Soybeans, Wheat, Sugar, Cocoa, Coffee, Cotton and Lean Hogs were offset by rising commodity futures contract prices of Kansas City Wheat, Live Cattle and Feeder Cattle during the three months ended September 30, 2018, contributing to an overall 6.52% decrease in the level of the Index and to a 6.04% decrease in the level of the DBIQ Diversified Agriculture Index TR™.

Net income (loss) for the three months ended September 30, 2018 was $(42.1) million, primarily resulting from $3.6 million of income, net realized gain (loss) of $(55.8) million, net change in unrealized gain (loss) of $11.6 million and operating expenses of $1.5 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2017

Fund Share Price Performance

For the nine months ended September 30, 2018, the NYSE Arca market value of each Share decreased 9.81% from $18.75 per Share to $16.91 per Share. The Share price low and high for the nine months ended September 30, 2018 and related change from the Share price on December 31, 2017 was as follows: Shares traded at a low of $16.87 per Share (-10.03%) on August 30, 2018, and a high of $19.63 per Share (+4.69%) on March 5, 2018.

For the nine months ended September 30, 2017, the NYSE Arca market value of each Share decreased 5.01% from $19.98 per Share to $18.98 per Share. The Share price low and high for the nine months ended September 30, 2017 and related change from the Share price on December 31, 2016 was as follows: Shares traded at a low of $18.48 per Share (-7.51%) on August 29, 2017, and a high of $20.90 per Share (+4.61%) on January 17, 2017.

Fund Share Net Asset Performance

For the nine months ended September 30, 2018, the NAV of each Share decreased 9.97% from $18.76 per Share to $16.89 per Share. Falling commodity futures contract prices for Corn, Soybeans, Sugar, Coffee, Cotton, Live Cattle and Lean Hogs were offset by rising commodity futures contract prices of Wheat, Kansas City Wheat, Cocoa, and Feeder Cattle during the nine months ended September 30, 2018, contributing to an overall 10.46% decrease in the level of the Index and to a 9.23% decrease in the level of the DBIQ Diversified Agriculture Index TR™.

Net income (loss) for the nine months ended September 30, 2018 was $(72.7) million, primarily resulting from $8.5 million of income, net realized gain (loss) of $(76.4) million, net change in unrealized gain (loss) of $(0.1) million and operating expenses of $4.7 million.

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

The Fund has not utilized, nor does it expect to utilize in the future, special purpose entities to facilitate off-balance sheet financing arrangements and has no loan guarantee arrangements or off-balance sheet arrangements of any kind, other than agreements entered into in the normal course of business noted above, which may include indemnification provisions related to certain risks service providers undertake in providing services to the Fund. While the Fund’s exposure under such indemnification provisions cannot be estimated, these general business indemnifications are not expected to have a material impact on the Fund’s financial position. The Managing Owner expects the risk of loss relating to indemnification to be remote.

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

INTRODUCTION

The Fund is designed to track the performance of the Index. The market sensitive instruments held by it are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2018.

				For the Nine Months Ended
				September 30, 2018
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$543,764,412	0.55%	$7,030,038	15

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2017.

				For the Year Ended
				December 31, 2017
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$641,751,747	0.53%	$7,924,599	18

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

The following were the primary trading risk exposures of the Fund as of September 30, 2018 by Index Commodity:

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Daniel Draper, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Daniel Draper, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to ensure that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2018:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2018 to July 31, 2018	3,200,000	$17.41
August 1, 2018 to August 31, 2018	1,000,000	$17.27
September 1, 2018 to September 30, 2018	2,400,000	$17.03
Total	6,600,000	$17.25

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Agriculture Fund — September 30, 2018 and December 31, 2017 (Unaudited), (ii) the Schedule of Investments of Invesco DB Agriculture Fund — September 30, 2018 (Unaudited), (iii) the Schedule of Investments of Invesco DB Agriculture Fund — December 31, 2017 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Agriculture Fund — For the Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund —For the Three Months Ended September 30, 2018 (Unaudited), (vi) the  Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Three Months Ended September 30, 2017 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Nine Months Ended September 30, 2018 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Nine Months Ended September 30, 2017 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Agriculture Fund — For the Nine Months Ended September 30, 2018 and 2017 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Agriculture Fund — September 30, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Agriculture Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

		By:	/s/ DANIEL DRAPER
		Name:	Daniel Draper
		Title:	Principal Executive Officer

Dated: November 6, 2018		By:	/s/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools