Form 10-Q
period 2019-03-31
INVESCO DB AGRICULTURE FUND; Invesco DB Multi-Sector Commodity Trust
filed 2019-05-09
CIK 1383082, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units of Beneficial Interest	DBA	NYSE Arca, Inc.

Indicate the number of outstanding Shares as of March 31, 2019: 27,600,000 Shares.

INVESCO DB AGRICULTURE FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Agriculture Fund

Statements of Financial Condition

March 31, 2019 and December 31, 2018

(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
United States Treasury Obligations, at value (cost $361,795,667 and $405,208,278, respectively)	$361,816,083	$405,215,093
Affiliated Investments, at value (cost $97,787,532 and $94,692,742, respectively)	97,874,197	94,741,922
Receivable for:
Dividends from affiliates	54,193	44,281
Total assets	$459,744,473	$500,001,296
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$4,424,454	$1,623,523
Payable for:
Due to custodian	—	3,213,714
Management fees	319,752	379,135
Brokerage commissions and fees	3,341	3,263
Total liabilities	4,747,547	5,219,635
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	660	678
Shareholders' equity—Shares	454,996,266	494,780,983
Total shareholders' equity	454,996,926	494,781,661
Total liabilities and equity	$459,744,473	$500,001,296
General Shares outstanding	40	40
Shares outstanding	27,600,000	29,200,000
Net asset value per share	$16.49	$16.94
Market value per share	$16.49	$16.95

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Schedule of Investments

March 31, 2019

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 2.465% due April 4, 2019	2.20%	$9,998,037	$10,000,000
U.S. Treasury Bills, 2.470% due April 23, 2019	16.68	75,889,261	76,000,000
U.S. Treasury Bills, 2.375% due May 2, 2019 (b)	36.41	165,664,974	166,000,000
U.S. Treasury Bills, 2.470% due July 11, 2019	24.23	110,263,811	111,000,000
Total United States Treasury Obligations (cost $361,795,667)	79.52%	$361,816,083
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $78,999,188) (c)	17.38%	$79,085,853	749,700
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio - Institutional Class, 2.33% (cost $18,788,344) (d)	4.13	18,788,344	18,788,344
Total Affiliated Investments (cost $97,787,532)	21.51%	$97,874,197
Total Investments in Securities (cost $459,583,199)	101.03%	$459,690,280

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $66,559,930 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated company. The security and the Fund are affiliated by having the same investment adviser. See Note 8.
(d)

The security and the Fund are advised by wholly-owned subsidiaries of Invesco Ltd. and are therefore considered to be affiliated. The rate shown is the 7-day SEC standardized yield as of March 31, 2019.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	2,996	September - 2019	$56,175,000	$(4,824,723)	$(4,824,723)
CBOT Soybean	1,290	November - 2019	59,275,500	(845,176)	(845,176)
CBOT Wheat	1,113	July - 2019	25,793,775	(6,764,194)	(6,764,194)
CBOT Wheat KCB	1,104	July - 2019	24,163,800	(9,054,066)	(9,054,066)
CME Feeder Cattle	272	May - 2019	20,233,400	247,650	247,650
CME Lean Hogs	1,187	June - 2019	42,043,540	5,718,151	5,718,151
CME Live Cattle	1,327	June - 2019	63,165,200	(600,590)	(600,590)
NYB-ICE Cocoa	2,295	May - 2019	52,326,000	564,859	564,859
NYB-ICE Coffee	1,151	May - 2019	40,788,563	(5,542,388)	(5,542,388)
NYB-ICE Cotton	326	May - 2019	12,650,430	537,985	537,985
NYB-ICE Sugar	4,019	September - 2019	58,291,576	1,480,715	1,480,715
Total Commodity Futures Contracts				$(19,081,777)	$(19,081,777)
(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Agriculture Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Income
Interest Income	$2,208,603	$2,077,793
Dividends from Affiliates	594,158	111,381
Total Income	2,802,761	2,189,174
Expenses
Management Fees	1,005,079	1,444,502
Brokerage Commissions and Fees	76,988	97,869
Interest Expense	5,250	3,838
Total Expenses	1,087,317	1,546,209
Less: Waivers	(28,406)	(31,412)
Net Expenses	1,058,911	1,514,797
Net Investment Income (Loss)	1,743,850	674,377
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	(1,430)	(745)
Commodity Futures Contracts	(13,814,281)	(17,710,712)
Net Realized Gain (Loss)	(13,815,711)	(17,711,457)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	13,601	(110,625)
Affiliated Investments	37,485	307,377
Commodity Futures Contracts	(1,220,892)	16,220,187
Net Change in Unrealized Gain (Loss)	(1,169,806)	16,416,939
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(14,985,517)	(1,294,518)
Net Income (Loss)	$(13,241,667)	$(620,141)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2019

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2018	40	$678	29,200,000	$494,780,983	$494,781,661
Purchases of Shares			1,000,000	16,951,145	16,951,145
Redemption of Shares			(2,600,000)	(43,494,213)	(43,494,213)
Net Increase (Decrease) due to Share Transactions			(1,600,000)	(26,543,068)	(26,543,068)
Net Income (Loss)
Net Investment Income (Loss)		2		1,743,848	1,743,850
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(19)		(13,815,692)	(13,815,711)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(1)		(1,169,805)	(1,169,806)
Net Income (Loss)		(18)		(13,241,649)	(13,241,667)
Net Change in Shareholders' Equity	—	(18)	(1,600,000)	(39,784,717)	(39,784,735)
Balance at March 31, 2019	40	$660	27,600,000	$454,996,266	$454,996,926

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

Invesco DB Agriculture Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net Income (Loss)	$(13,241,667)	$(620,141)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cost of securities purchased	(291,329,492)	(506,491,544)
Proceeds from securities sold and matured	336,945,573	393,979,217
Cost of affiliated investments purchased	(358,557,089)	(193,623,649)
Proceeds from affiliated investments sold	355,462,299	217,719,212
Net accretion of discount on United States Treasury Obligations	(2,204,900)	(2,077,793)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	1,430	745
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(51,086)	(196,752)
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	2,800,931	(3,475,596)
Dividends from affiliates	(9,912)	(5,090)
Management fees	(59,383)	95,022
Brokerage commissions and fees	78	(10,672)
Net cash provided by (used for) operating activities	29,756,782	(94,707,041)
Cash flows from financing activities:
Proceeds from purchases of Shares	16,951,145	115,107,662
Redemption of Shares	(43,494,213)	(22,661,544)
Increase (decrease) in payable for amount due to custodian, net	(3,213,714)	—
Net cash provided by (used for) financing activities	(29,756,782)	92,446,118
Net change in cash	—	(2,260,923)
Cash at beginning of period	—	2,260,923
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$5,250	$3,838

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Notes to Unaudited Financial Statements

March 31, 2019

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2019 and 2018. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on February 28, 2019.

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

No distributions were paid for the three months ended March 31, 2019 and 2018.

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

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2019 and 2018, the Fund did not incur such expenses.

H.	Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $7.00 and $7.00 per round-turn trade during the three months ended March 31, 2019 and 2018, respectively.

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

The Managing Owner waived fees of $28,406 and $31,412 for the three months ended March 31, 2019 and 2018, respectively.

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

Pursuant to the Administration Agreement, the Administrator performs or supervises the performance of services necessary for the operation and administration of the Fund (other than making investment decisions), including receiving and processing orders from Authorized Participants to create and redeem Baskets, NAV calculations, accounting and other fund administrative services. The Administrator maintains certain financial books and records, including: Basket creation and redemption records; fund accounting records; ledgers with respect to assets, liabilities, capital, income and expenses; the registrar, transfer journals and related details; and trading and related documents received from the Commodity Broker. The Managing Owner pays the Administrator for its services out of the Management Fee.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of March 31, 2019 and December 31, 2018.

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

The following is a summary of the tiered valuation input levels as of March 31, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$361,816,083	$—	$361,816,083
Exchange-Traded Fund	79,085,853	—	—	79,085,853
Money Market Mutual Fund	18,788,344	—	—	18,788,344
Total Investments in Securities	97,874,197	361,816,083	—	459,690,280
Other Investments - Assets(a)
Commodity Futures Contracts	8,549,360	—	—	8,549,360
Other Investments - Liabilities(a)
Commodity Futures Contracts	(27,631,137)	—	—	(27,631,137)
Total Other Investments	(19,081,777)	—	—	(19,081,777)
Total Investments	$78,792,420	$361,816,083	$—	$440,608,503

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2018:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$405,215,093	$—	$405,215,093
Exchange-Traded Fund	79,048,368	—	—	79,048,368
Money Market Mutual Fund	15,693,554	—	—	15,693,554
Total Investments in Securities	94,741,922	405,215,093	—	499,957,015
Other Investments - Assets(a)
Commodity Futures Contracts	4,491,410	—	—	4,491,410
Other Investments - Liabilities(a)
Commodity Futures Contracts	(22,352,295)	—	—	(22,352,295)
Total Other Investments	(17,860,885)	—	—	(17,860,885)
Total Investments	$76,881,037	$405,215,093	$—	$482,096,130

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

  The Fair Value of Derivative Instruments is as follows:

	March 31, 2019		December 31, 2018
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$8,549,360	$(27,631,137)	$4,491,410	$(22,352,295)

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the March 31, 2019 and December 31, 2018 Statements of Financial Condition.

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of March 31, 2019, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$23,206,683	$(27,631,137)	$(4,424,454)	$4,424,454	$—	$—

The following table presents derivative instruments that are either subject to an enforceable netting agreement or offset by collateral arrangements as of December 31, 2018, net by contract:

	Financial Derivative Assets	Financial Derivative Liabilities		Collateral (Received)/Pledged(a)
Counterparty	Futures Contracts	Futures Contracts	Net value of derivatives	Non-Cash	Cash	Net amount
Morgan Stanley & Co. LLC	$20,728,772	$(22,352,295)	$(1,623,523)	$1,623,523	$—	$—
(a)	As of March 31, 2019 and December 31, 2018, a portion of the Fund’s U.S. Treasury Obligations were required to be deposited as maintenance margin in support of the Fund’s futures positions.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2019	2018
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(13,814,281)	$(17,710,712)
	Net Change in Unrealized Gain (Loss)	(1,220,892)	16,220,187
Total		$(15,035,173)	$(1,490,525)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended
	March 31,
	2019	2018
Average Notional Value	$477,031,153	$690,035,072

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

The following is a summary of the transactions in, and earnings from, investments in affiliates (excluding affiliated money market funds) for the three months ended March 31, 2019.

	Value 12/31/2018	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2019	Dividend Income
Invesco Treasury Collateral ETF	$79,048,368	$—	$—	$37,485	$—	$79,085,853	$456,738

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2019 and 2018. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2019	2018
Net Asset Value
Net asset value per Share, beginning of period	$16.94	$18.76
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(0.51)	0.03
Net investment income (loss) (a)	0.06	0.02
Net income (loss)	(0.45)	0.05
Net asset value per Share, end of period	$16.49	$18.81
Market value per Share, beginning of period (b)	$16.95	$18.75
Market value per Share, end of period (b)	$16.49	$18.81

Ratio to average Net Assets (c)
Net investment income (loss)	1.47%	0.40%
Expenses, after waivers	0.90%	0.89%
Expenses, prior to waivers	0.92%	0.91%
Total Return, at net asset value (d)	(2.66)%	0.27%
Total Return, at market value (d)	(2.71)%	0.32%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, and in the broader economy may cause actual results to differ materially from those expressed by such forward-looking statements.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of March 31, 2019:

Index Commodity	Fund Weight (%)
Corn	12.34%
Soybeans	13.03
Wheat	5.67
Kansas City Wheat	5.31
Sugar	12.82
Cocoa	11.51
Coffee	8.96
Cotton	2.78
Live Cattle	13.89
Feeder Cattle	4.45
Lean Hogs	9.24
Closing Level as of March 31, 2019:	100.00%

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

As of the date of this Report, each of Bank of America Merrill Lynch, BMO Capital Markets Corp., BNP Paribas Securities Corp, Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets, Credit Suisse Securities (USA) LLC, Deutsche Investment Management Americas Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc., Knight Clearing Services LLC, Merrill Lynch Professional Clearing Corp, Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities, Virtu Financial BD LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used for) operating activities was $29.8 million and $(94.7) million for the three months ended March 31, 2019 and 2018, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes only.

During the three months ended March 31, 2019, $291.3 million was paid to purchase United States Treasury Obligations and $336.9 million was received from sales and maturing United States Treasury Obligations. During the three months ended March 31, 2018, $506.5 million was paid to purchase United States Treasury Obligations and $394.0 million was received from sales and maturing United States Treasury Obligations. $355.5 million was received from sales of affiliated investments and $358.6 million was paid to purchase affiliated investments during the three months ended March 31, 2019. $217.7 million was received from the sales of affiliated investments and $193.6 million was paid to purchase affiliated investments during the three months ended March 31, 2018. Unrealized appreciation/depreciation on United States Treasury Obligations and affiliated investments increased (decreased) net cash provided by (used for) operating activities by $(0.1) million and $(0.2) million during the three months ended March 31, 2019 and 2018, respectively.

Financing Activities

The Fund’s net cash flow provided by (used for) financing activities was $(29.8) million and $92.4 million during the three months ended March 31, 2019 and 2018, respectively. This included $17.0 million and $115.1 million from Shares purchased by Authorized Participants and $43.5 million and $22.7 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2019 and 2018, respectively. Payable for the amount due to custodian increased (decreased) by $(3.2) million and $0.0 million for the three months ended March 31, 2019 and 2018, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

FOR THE THREE AND THREE MONTHS ENDED MARCH 31, 2019 AND 2018

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three months ended March 31, 2019 and 2018. Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the change in market value of the Index Commodities. In turn, the Index is intended to reflect the agriculture sector. Past Index results are not necessarily indicative of future changes, positive or negative, in the Index closing levels. The DBIQ Diversified Agriculture Index Total Return™ (the “DBIQ Diversified Agriculture TR™”) consists of the same components as the Index plus 3-month United States Treasury Obligations returns. Past results of the DBIQ Diversified Agriculture TR™ are not necessarily indicative of future changes, positive or negative, in the closing levels of the DBIQ Diversified Agriculture TR™.

The section “Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2019 and 2018” below provides an overview of the changes in the closing levels of the DBIQ Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBIQ Diversified Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method in trading certain Index Contracts with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index

Commodity Returns for the Three Months Ended March 31, 2019 and 2018

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ AGRICULTURE TR™
	Three Months Ended
	March 31,
Underlying Index	2019	2018
DB Corn Indices	(4.14)%	8.02%
DB Soybean Indices	(1.16)	7.80
DB Wheat Indices	(10.08)	3.77
DB Kansas City Wheat Indices	(14.08)	6.53
DB Sugar Indices	3.96	(15.05)
DB Cocoa Indices	(6.43)	33.93
DB Coffee Indices	(9.31)	(7.69)
DB Cotton Indices	6.36	2.37
DB Live Cattle Indices	2.40	(10.66)
DB Feeder Cattle Indices	(0.25)	(7.07)
DB Lean Hogs Indices	4.17	(13.39)
AGGREGATE RETURN	(2.50)%	0.50%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2018

Fund Share Price Performance

For the three months ended March 31, 2019, the NYSE Arca market value of each Share decreased 2.71% from $16.95 per Share to $16.49 per Share. The Share price low and high for the three months ended March 31, 2019 and related change from the Share price on December 31, 2018 was as follows: Shares traded at a low of $16.20 per Share (-4.43%) on March 7, 2019, and a high of $17.30 per Share (+2.10%) on January 9, 2019.

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

Fund Share Net Asset Performance

For the three months ended March 31, 2019, the NAV of each Share decreased 2.66% from $16.94 per Share to $16.49 per Share. Falling commodity futures contract prices for Corn, Soybeans, Wheat, Kansas City Wheat, Cocoa, Coffee and Feeder Cattle were offset by rising commodity futures contract prices of Sugar, Cotton, Live Cattle and Lean Hogs during the three months ended March 31, 2019, contributing to an overall 3.07% decrease in the level of the Index and to a 2.50% decrease in the level of the DBIQ Diversified Agriculture Index TR™.

Net income (loss) for the three months ended March 31, 2019 was $(13.2) million, primarily resulting from $2.8 million of income, net realized gain (loss) of $(13.8) million, net change in unrealized gain (loss) of $(1.2) million and operating expenses of $1.0 million.

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

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies on Form 10-K for the year ended December 31, 2018.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2019.

				For the Three Months Ended
				March 31, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$454,996,926	0.58%	$6,100,766	3

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2018.

				For the Year Ended
				December 31, 2018
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$494,781,661	0.58%	$6,691,475	19

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

The following were the primary trading risk exposures of the Fund as of March 31, 2019 by Index Commodity:

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Daniel Draper, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Daniel Draper, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2019:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2019 to January 31, 2019	1,000,000	$16.97
February 1, 2019 to February 28, 2019	200,000	$16.88
March 1, 2019 to March 31, 2019	1,400,000	$16.54
Total	2,600,000	$16.73

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Agriculture Fund — March 31, 2019 and December 31, 2018 (Unaudited), (ii) the Schedule of Investments of Invesco DB Agriculture Fund — March 31, 2019 (Unaudited), (iii) the Schedule of Investments of Invesco DB Agriculture Fund — December 31, 2018 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Agriculture Fund — For the Three Months Ended March 31, 2019 and 2018 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund —For the Three Months Ended March 31, 2019 (Unaudited), (vi) the  Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Three Months Ended March 31, 2018 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Agriculture Fund — For the Three Months Ended March 31, 2019 and 2018 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB Agriculture Fund — March 31, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Agriculture Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

		By:	/s/ DANIEL DRAPER
		Name:	Daniel Draper
		Title:	Principal Executive Officer

Dated: May 8, 2019		By:	/s/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools