Form 10-Q
period 2020-06-30
INVESCO DB AGRICULTURE FUND; Invesco DB Multi-Sector Commodity Trust
filed 2020-08-07
CIK 1383082, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of outstanding Shares as of June 30, 2020: 24,400,000

INVESCO DB AGRICULTURE FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Agriculture Fund

Statements of Financial Condition

June 30, 2020 and December 31, 2019

(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
United States Treasury Obligations, at value (cost $79,979,151 and $147,682,624, respectively)	$79,980,278	$147,718,751
Affiliated Investments, at value (cost $241,745,777 and $199,897,682, respectively)	242,064,849	200,021,832
Other investments:
Variation margin receivable- Commodity Futures Contracts	3,306,533	62,967
Cash held by custodian	3,536,503	161,884
Receivable for:
Dividends from affiliates	12,576	73,985
Total assets	$328,900,739	$348,039,419
Liabilities
Management fees	$192,487	240,542
Brokerage commissions and fees	4,993	3,480
Total liabilities	197,480	244,022
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	539	662
Shareholders' equity—Shares	328,702,720	347,794,735
Total shareholders' equity	328,703,259	347,795,397
Total liabilities and equity	$328,900,739	$348,039,419
General Shares outstanding	40	40
Shares outstanding	24,400,000	21,000,000
Net asset value per share	$13.47	$16.56
Market value per share	$13.51	$16.56

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Schedule of Investments

June 30, 2020

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.170% due September 10, 2020 (b)	24.33%	$79,980,278	$80,000,000
Total United States Treasury Obligations (cost $79,979,151)	24.33%	$79,980,278
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $78,999,188) (c)	24.13%	$79,318,260	749,700
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio, Institutional Class, 0.08% (cost $162,746,589) (c)(d)	49.51	162,746,589	162,746,589
Total Affiliated Investments (cost $241,745,777)	73.64%	$242,064,849
Total Investments in Securities (cost $321,724,928)	97.97%	$322,045,127

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $49,985,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of June 30, 2020.
Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	2,454	September - 2020	$41,902,050	$(6,829,501)	$(6,829,501)
CBOT Soybean	1,005	November - 2020	44,333,062	(3,096,797)	(3,096,797)
CBOT Wheat	920	September - 2020	22,620,500	(1,171,554)	(1,171,554)
CBOT Wheat KCB	998	July - 2021	23,802,300	(1,286,100)	(1,286,100)
CME Feeder Cattle	204	August - 2020	13,550,700	1,172,838	1,172,838
CME Lean Hogs	794	August - 2020	15,570,340	(2,241,280)	(2,241,280)
CME Live Cattle	966	August - 2020	37,200,660	(30,820)	(30,820)
NYB-ICE Cocoa	1,753	September - 2020	38,320,580	(3,282,640)	(3,282,640)
NYB-ICE Coffee	973	September - 2020	36,852,375	348,244	348,244
NYB-ICE Cotton	325	December - 2020	9,893,000	144,375	144,375
NYB-ICE Sugar	3,344	September - 2020	44,793,549	(2,015,317)	(2,015,317)
Total Commodity Futures Contracts				$(18,288,552)	$(18,288,552)
(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Schedule of Investments

December 31, 2019

(Unaudited)

Description	Percentage of Shareholders’ Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 1.520% due February 6, 2020 (b)	29.28%	$101,852,737	$102,000,000
U.S. Treasury Bills, 1.560% due March 5, 2020	10.04	34,908,278	35,000,000
U.S. Treasury Bills, 1.520% due April 2, 2020	3.15	10,957,736	11,000,000
Total United States Treasury Obligations (cost $147,682,624)	42.47%	$147,718,751
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $78,999,188) (c)	22.75%	$79,123,338	749,700
Money Market Mutual Fund
Invesco Premier U.S. Government Money Portfolio, Institutional Class, 1.47% (cost $120,898,494) (c)(d)	34.76	120,898,494	120,898,494
Total Affiliated Investments (cost $199,897,682)	57.51%	$200,021,832
Total Investments in Securities (cost $347,580,306)	99.98%	$347,740,583

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $52,920,500 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of December 31, 2019.
Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	2,106	September - 2020	$42,225,300	$(1,421,125)	$(1,421,125)
CBOT Soybean	863	November - 2020	42,233,063	629,832	629,832
CBOT Wheat	797	July - 2020	22,455,475	1,059,121	1,059,121
CBOT Wheat KCB	936	July - 2020	23,458,500	288,911	288,911
CME Feeder Cattle	190	March - 2020	13,701,375	223,575	223,575
CME Lean Hogs	942	February - 2020	26,912,940	(781,220)	(781,220)
CME Live Cattle	834	February - 2020	42,008,580	387,120	387,120
NYB-ICE Cocoa	1,484	March - 2020	37,693,600	905,900	905,900
NYB-ICE Coffee	877	March - 2020	42,655,087	5,925,019	5,925,019
NYB-ICE Cotton	279	March - 2020	9,632,475	433,630	433,630
NYB-ICE Sugar	2,871	September - 2020	44,631,418	4,102,677	4,102,677
Total Commodity Futures Contracts				$11,753,440	$11,753,440

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Income
Interest Income	$330,822	$2,029,213	$958,085	$4,237,816
Dividends from Affiliates	218,904	606,652	852,882	1,200,810
Total Income	549,726	2,635,865	1,810,967	5,438,626
Expenses
Management Fees	636,821	928,347	1,331,269	1,933,426
Brokerage Commissions and Fees	75,288	96,772	129,889	173,760
Interest Expense	3,039	9,185	7,005	14,435
Total Expenses	715,148	1,034,304	1,468,163	2,121,621
Less: Waivers	(64,145)	(25,875)	(120,830)	(54,281)
Net Expenses	651,003	1,008,429	1,347,333	2,067,340
Net Investment Income (Loss)	(101,277)	1,627,436	463,634	3,371,286
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	3,054	—	1,624
Commodity Futures Contracts	(23,506,071)	(14,564,504)	(36,868,806)	(28,378,785)
Net Realized Gain (Loss)	(23,506,071)	(14,561,450)	(36,868,806)	(28,377,161)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(305,857)	79,690	(35,000)	93,291
Affiliated Investments	(292,383)	78,718	194,922	116,203
Commodity Futures Contracts	10,718,423	13,876,391	(30,041,992)	12,655,499
Net Change in Unrealized Gain (Loss)	10,120,183	14,034,799	(29,882,070)	12,864,993
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(13,385,888)	(526,651)	(66,750,876)	(15,512,168)
Net Income (Loss)	$(13,487,165)	$1,100,785	$(66,287,242)	$(12,140,882)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2020

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2020	40	$564	20,600,000	$290,541,624	$290,542,188
Purchases of Shares			4,200,000	57,113,553	57,113,553
Redemption of Shares			(400,000)	(5,465,317)	(5,465,317)
Net Increase (Decrease) due to Share Transactions			3,800,000	51,648,236	51,648,236
Net Income (Loss)
Net Investment Income (Loss)		—		(101,277)	(101,277)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(43)		(23,506,028)	(23,506,071)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		18		10,120,165	10,120,183
Net Income (Loss)		(25)		(13,487,140)	(13,487,165)
Net Change in Shareholders' Equity	—	(25)	3,800,000	38,161,096	38,161,071
Balance at June 30, 2020	40	$539	24,400,000	$328,702,720	$328,703,259

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

Invesco DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2020

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2019	40	$662	21,000,000	$347,794,735	$347,795,397
Purchases of Shares			6,400,000	91,577,291	91,577,291
Redemption of Shares			(3,000,000)	(44,382,187)	(44,382,187)
Net Increase (Decrease) due to Share Transactions			3,400,000	47,195,104	47,195,104
Net Income (Loss)
Net Investment Income (Loss)		1		463,633	463,634
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(68)		(36,868,738)	(36,868,806)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(56)		(29,882,014)	(29,882,070)
Net Income (Loss)		(123)		(66,287,119)	(66,287,242)
Net Change in Shareholders' Equity	—	(123)	3,400,000	(19,092,015)	(19,092,138)
Balance at June 30, 2020	40	$539	24,400,000	$328,702,720	$328,703,259

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

Invesco DB Agriculture Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net Income (Loss)	$(66,287,242)	$(12,140,882)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(213,341,545)	(534,685,098)
Proceeds from securities sold and matured	282,000,000	618,850,291
Cost of affiliated investments purchased	(380,163,659)	(527,050,622)
Proceeds from affiliated investments sold	338,315,564	523,739,210
Net accretion of discount on United States Treasury Obligations	(954,982)	(4,225,509)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	(1,624)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(159,922)	(209,494)
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	(3,243,566)	3,178,058
Dividends from affiliates	61,409	3,453
Management fees	(48,055)	(87,143)
Brokerage commissions and fees	1,513	1,753
Net cash provided by (used in) operating activities	(43,820,485)	67,372,393
Cash flows from financing activities:
Proceeds from purchases of Shares	91,577,291	26,979,642
Redemption of Shares	(44,382,187)	(89,390,744)
Increase (decrease) in payable for amount due to custodian	—	(3,213,714)
Net cash provided by (used in) financing activities	47,195,104	(65,624,816)
Net change in cash	3,374,619	1,747,577
Cash at beginning of period	161,884	—
Cash at end of period	$3,536,503	$1,747,577
Supplemental disclosure of cash flow information
Cash paid for interest	$7,005	$14,435

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Notes to Unaudited Financial Statements

June 30, 2020

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2020 and 2019. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 28, 2020.

Note 2 – Summary of Significant Accounting Policies

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

Valuations change in response to many factors including the historical and prospective earnings of the issuer, the value of the issuer’s assets, general market conditions which are not specifically related to the particular issuer, such as real or perceived adverse economic conditions, changes in the general outlook for revenues, changes in interest or currency rates, regional or global instability, natural or environmental disasters, widespread disease or other public health issues, war, acts of terrorism or adverse investor sentiment generally and market liquidity. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.
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

No distributions were paid for the three and six months ended June 30, 2020 and 2019.
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

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2020 and 2019, the Fund did not incur such expenses.

H.	Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $7.00 and $7.00 per round-turn trade during the three and six months ended June 30, 2020 and 2019, respectively.
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

Note 3 – Financial Instrument Risk

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

The Managing Owner waived fees of $64,145 and $120,830 for the three and six months ended June 30, 2020, respectively. The Managing Owner waived fees of $25,875 and $54,281 for the three and six months ended June 30, 2019, respectively.

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

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2020 and December 31, 2019.

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

Note 6 – Additional Valuation Information

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

The following is a summary of the tiered valuation input levels as of June 30, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$79,980,278	$—	$79,980,278
Exchange-Traded Fund	79,318,260	—	—	79,318,260
Money Market Mutual Fund	162,746,589	—	—	162,746,589
Total Investments in Securities	242,064,849	79,980,278	—	322,045,127
Other Investments - Assets(a)
Commodity Futures Contracts	1,665,457	—	—	1,665,457
Other Investments - Liabilities(a)
Commodity Futures Contracts	(19,954,009)	—	—	(19,954,009)
Total Other Investments	(18,288,552)	—	—	(18,288,552)
Total Investments	$223,776,297	$79,980,278	$—	$303,756,575

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$147,718,751	$—	$147,718,751
Exchange-Traded Fund	79,123,338	—	—	79,123,338
Money Market Mutual Fund	120,898,494	—	—	120,898,494
Total Investments in Securities	200,021,832	147,718,751	—	347,740,583
Other Investments - Assets(a)
Commodity Futures Contracts	13,955,785	—	—	13,955,785
Other Investments - Liabilities(a)
Commodity Futures Contracts	(2,202,345)	—	—	(2,202,345)
Total Other Investments	11,753,440	—	—	11,753,440
Total Investments	$211,775,272	$147,718,751	$—	$359,494,023

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

  The Fair Value of Derivative Instruments is as follows:

	June 30, 2020		December 31, 2019
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$1,665,457	$(19,954,009)	$13,955,785	$(2,202,345)

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2020 and December 31, 2019 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2020	2019
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(23,506,071)	$(14,564,504)
	Net Change in Unrealized Gain (Loss)	10,718,423	13,876,391
Total		$(12,787,648)	$(688,113)

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2020	2019
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(36,868,806)	$(28,378,785)
	Net Change in Unrealized Gain (Loss)	(30,041,992)	12,655,499
Total		$(66,910,798)	$(15,723,286)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Average Notional Value	$306,909,389	$435,895,421	$318,270,519	$456,685,645

Note 8 – Investments in Affiliates

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

Invesco Premier U.S. Government Money Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore Invesco Premier U.S. Government Money Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2020.

	Value 03/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$79,610,643	$—	$—	$(292,383)	$—	$79,318,260	$181,150
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	65,164,373	220,673,502	(123,091,286)	—	—	162,746,589	37,754
Total	$144,775,016	$220,673,502	$(123,091,286)	$(292,383)	$—	$242,064,849	$218,904

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2020	Dividend Income
Invesco Treasury Collateral ETF	$79,123,338	$—	$—	$194,922	$—	$79,318,260	$510,936
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	120,898,494	380,163,659	(338,315,564)	—	—	162,746,589	341,946
Total	$200,021,832	$380,163,659	$(338,315,564)	$194,922	$—	$242,064,849	$852,882

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2019.

	Value 03/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2019	Dividend Income
Invesco Treasury Collateral ETF	$79,085,853	$—	$—	$78,718	$—	$79,164,571	$474,335
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	18,788,344	168,493,533	(168,276,911)	—	—	19,004,966	132,317
Total	$97,874,197	$168,493,533	$(168,276,911)	$78,718	$—	$98,169,537	$606,652

	Value 12/31/2018	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2019	Dividend Income
Invesco Treasury Collateral ETF	$79,048,368	$—	$—	$116,203	$—	$79,164,571	$931,073
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	15,693,554	527,050,622	(523,739,210)	—	—	19,004,966	269,737
Total	$94,741,922	$527,050,622	$(523,739,210)	$116,203	$—	$98,169,537	$1,200,810

Note 9 – Share Purchases and Redemptions

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

Note 10 – Commitments and Contingencies

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

Note 11 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2020 and 2019. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Asset Value
Net asset value per Share, beginning of period	$14.10	$16.49	$16.56	$16.94
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(0.63)	(0.01)	(3.11)	(0.52)
Net investment income (loss) (a)	(0.00)	0.06	0.02	0.12
Net income (loss)	(0.63)	0.05	(3.09)	(0.40)
Net asset value per Share, end of period	$13.47	$16.54	$13.47	$16.54
Market value per Share, beginning of period (b)	$14.08	$16.49	$16.56	$16.95
Market value per Share, end of period (b)	$13.51	$16.57	$13.51	$16.57

Ratio to average Net Assets (c)
Net investment income (loss)	(0.14)%	1.49%	0.30%	1.48%
Expenses, after waivers	0.87%	0.92%	0.86%	0.91%
Expenses, prior to waivers	0.95%	0.95%	0.94%	0.93%
Total Return, at net asset value (d)	(4.47)%	0.30%	(18.66)%	(2.36)%
Total Return, at market value (d)	(4.05)%	0.49%	(18.42)%	(2.24)%

(a)	Based on average shares outstanding.
(b)	The mean between the last bid and ask prices.
(c)	Annualized.
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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of June 30, 2020:

Index Commodity	Fund Weight (%)
Corn	12.74%
Soybeans	13.48
Wheat	6.88
Kansas City Wheat	7.23
Sugar	13.62
Cocoa	11.66
Coffee	11.21
Cotton	3.01
Live Cattle	11.32
Feeder Cattle	4.12
Lean Hogs	4.73
Closing Level as of June 30, 2020:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(43.8) million and $67.4 million for the six months ended June 30, 2020 and 2019, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2020, $213.3 million was paid to purchase United States Treasury Obligations and $282.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2019, $534.7 million was paid to purchase United States Treasury Obligations and $618.9 million was received from sales and maturing United States Treasury Obligations. $338.3 million was received from sales of affiliated investments and $380.2 million was paid to purchase affiliated investments during the six months ended June 30, 2020. $523.7 million was received from sales of affiliated investments and $527.1 million was paid to purchase affiliated investments during the six months ended June 30, 2019. Unrealized appreciation/depreciation on United States Treasury Obligations and affiliated investments increased (decreased) Net cash provided by (used in) operating activities by $(0.2) million and $(0.2) million during the six months ended June 30, 2020 and 2019, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $47.2 million and $(65.6) million during the six months ended June 30, 2020 and 2019, respectively. This included $91.6 million and $27.0 million from Shares purchased by Authorized Participants and $44.4 million and $89.4 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2019, amount due to Custodian increased (decreased) by $(3.2) million. There were no amount due to the Custodian for the six months ended June 30, 2020.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

Performance Summary

This Report covers the three and six months ended June 30, 2020 and 2019. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2020 and 2019” below provides an overview of the changes in the closing levels of the DBIQ Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ Diversified Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index

Commodity Returns for the Three and Six Months Ended June 30, 2020 and 2019

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ AGRICULTURE TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2020	2019	2020	2019
DB Corn Indices	(2.33)%	13.93%	(14.57)%	9.21%
DB Soybean Indices	0.58	1.02	(9.57)	(0.15)
DB Wheat Indices	(13.29)	9.80	(13.21)	(1.27)
DB Kansas City Wheat Indices	(12.69)	1.84	(12.75)	(12.50)
DB Sugar Indices	11.19	(1.98)	(13.56)	1.90
DB Cocoa Indices	(1.42)	7.63	(12.48)	0.71
DB Coffee Indices	(17.75)	10.60	(25.55)	0.31
DB Cotton Indices	20.35	(13.28)	(11.36)	(7.76)
DB Live Cattle Indices	(1.35)	(8.79)	(23.73)	(6.60)
DB Feeder Cattle Indices	1.63	(11.65)	(14.89)	(11.88)
DB Lean Hogs Indices	(21.13)	(15.42)	(50.15)	(11.89)
AGGREGATE RETURN	(4.21)%	0.55%	(18.53)%	(1.97)%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2020 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2019

Fund Share Price Performance

For the three months ended June 30, 2020, the NYSE Arca market value of each Share decreased from $14.08 per Share to $13.51 per Share. The Share price low and high for the three months ended June 30, 2020 and related change from the Share price on March 31, 2020 was as follows: Shares traded at a low of $13.19 per Share (-6.32%) on June 26, 2020, and a high of $13.93 per Share (-1.07%) on April 8, 2020. The total return for the Fund, on a market value basis, was -4.05%.

For the three months ended June 30, 2019, the NYSE Arca market value of each Share increased from $16.49 per Share to $16.57 per Share. The Share price low and high for the three months ended June 30, 2019 and related change from the Share price on March 31, 2019 was as follows: Shares traded at a low of $15.54 per Share (-5.76%) on May 13, 2019, and a high of $16.98 per Share (+2.97%) on April 4, 2019. The total return for the Fund, on a market value basis, was +0.49%.

Fund Share Net Asset Performance

For the three months ended June 30, 2020, the NAV of each Share decreased from $14.10 per Share to $13.47 per Share. Falling commodity futures contract prices for Corn, Wheat, Kansas City Wheat, Cocoa, Coffee, Live Cattle and Lean Hogs were offset by rising commodity futures contract prices of Soybeans, Sugar, Cotton and Feeder Cattle during the three months ended June 30, 2020, contributing to an overall 4.24% decrease in the level of the Index and to a 4.21% decrease in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund, on a NAV basis, was -4.47%.

Net income (loss) for the three months ended June 30, 2020 was $(13.5) million, primarily resulting from $0.6 million of income, net realized gain (loss) of $(23.5) million, net change in unrealized gain (loss) of $10.1 million and net operating expenses of $0.7 million.

For the three months ended June 30, 2019, the NAV of each Share increased from $16.49 per Share to $16.54 per

Share. Rising commodity futures contract prices for Corn, Soybeans, Wheat, Kansas City Wheat, Cocoa and Coffee were offset by falling commodity futures contract prices of Sugar, Cotton, Live Cattle, Feeder Cattle and Lean Hogs during the three months ended June 30, 2019, contributing to an overall 0.04% decrease in the level of the Index and to a 0.55% increase in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund, on a NAV basis, was +0.30%.

Net income (loss) for the three months ended June 30, 2019 was $1.1 million, primarily resulting from $2.6 million of income, net realized gain (loss) of $(14.5) million, net change in unrealized gain (loss) of $14.0 million and net operating expenses of $1.0 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2020 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2019

Fund Share Price Performance

For the six months ended June 30, 2020, the NYSE Arca market value of each Share decreased from $16.56 per Share to $13.51 per Share. The Share price low and high for the six months ended June 30, 2020 and related change from the Share price on December 31, 2019 was as follows: Shares traded at a low of $13.19 per Share (-20.36%) on June 26, 2020, and a high of $16.53 per Share           (-0.18%) on January 15, 2020. The total return for the Fund, on a market value basis, was -18.42%.

For the six months ended June 30, 2019, the NYSE Arca market value of each Share decreased from $16.95 per Share to $16.57 per Share. The Share price low and high for the six months ended June 30, 2019 and related change from the Share price on December 31, 2018 was as follows: Shares traded at a low of $15.54 per Share (-8.32%) on May 13, 2019, and a high of $17.30 per Share (+2.10%) on January 9, 2019. The total return for the Fund, on a market value basis, was -2.24%.

Fund Share Net Asset Performance

For the six months ended June 30, 2020, the NAV of each Share decreased from $16.56 per Share to $13.47 per Share. Falling commodity futures contract prices for Corn, Soybeans, Wheat, Kansas City Wheat, Sugar, Cocoa, Coffee, Cotton, Live Cattle, Feeder Cattle and Lean Hogs during the six months ended June 30, 2020, contributed to an overall 18.78% decrease in the level of the Index and to a 18.53% decrease in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund, on a NAV basis, was -18.66%.

Net income (loss) for the six months ended June 30, 2020 was $(66.3) million, primarily resulting from $1.8 million of income, net realized gain (loss) of $(36.8) million, net change in unrealized gain (loss) of $(29.9) million and net operating expenses of $1.4 million.

For the six months ended June 30, 2019, the NAV of each Share decreased from $16.94 per Share to $16.54 per Share. Falling commodity futures contract prices for Soybeans, Wheat, Kansas City Wheat, Cotton, Live Cattle, Feeder Cattle and Lean Hogs were offset by rising commodity futures contract prices of Corn, Sugar, Cocoa and Coffee during the six months ended June 30, 2019, contributing to an overall 3.11% decrease in the level of the Index and to a 1.97% decrease in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund, on a NAV basis, was -2.36%.

Net income (loss) for the six months ended June 30, 2019 was $(12.1) million, primarily resulting from $5.4 million of income, net realized gain (loss) of $(28.3) million, net change in unrealized gain (loss) of $12.9 million and net operating expenses of $2.1 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2020.

				For the Six Months Ended
				June 30, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$328,703,259	0.68%	$5,210,308	15

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2019.

				For the Year Ended
				December 31, 2019
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$347,795,397	0.53%	$4,258,560	22

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

The following were the primary trading risk exposures of the Fund as of June 30, 2020 by market sector:

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Anna Paglia, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Anna Paglia, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

Risk that the COVID-19 Pandemic Will Cause Economic Turmoil.

An outbreak of a novel and highly contagious form of coronavirus, COVID-19, has spread to many countries throughout the world including the United States. The World Health Organization has declared the outbreak to be a public health emergency of international concern, and the U.S. Health and Human Services Secretary has declared it a public health emergency in the United States.

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

This outbreak of COVID-19 (and any future outbreaks of any other epidemics or pandemics) has led (and may continue to lead) to significant uncertainty, breakdowns, delays and other disruptions in the global financial markets and the economies of nations where the COVID-19 has arisen and may in the future arise, and may result in adverse impacts on the global economy in general, with potential corresponding results on the performance of the Fund. The global impact of this outbreak is rapidly evolving, and it is impossible to predict the scope of this outbreak or the impact it may have on the global economy or the global financial markets. The COVID-19 outbreak has already led to certain governmental interventions that were implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. No assurances can be made regarding the policies that may be adopted by the Federal Reserve, the federal government (including regulatory agencies), any state government, or any foreign government as a result of the outbreak or market volatility. In response to the COVID-19 outbreak, most of the Managing Owner’s personnel is working remotely and travel is restricted. Although the Managing Owner has implemented its business continuity plan to permit personnel to effectively work remotely, there is no assurance that this will work effectively at all times.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended June 30, 2020 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2020 to April 30, 2020	—	$—
May 1, 2020 to May 31, 2020	200,000	$13.67
June 1, 2020 to June 30, 2020	200,000	$13.65
Total	400,000	$13.66

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Agriculture Fund — June 30, 2020 and December 31, 2019 (Unaudited), (ii) the Schedule of Investments of Invesco DB Agriculture Fund — June 30, 2020 (Unaudited), (iii) the Schedule of Investments of Invesco DB Agriculture Fund — December 31, 2019 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Agriculture Fund — For the Three and Six Months Ended June 30, 2020 and 2019 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund —For the Three Months Ended June 30, 2020 (Unaudited), (vi) the Statement of

Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Three Months Ended June 30, 2019

(Unaudited), (vii) the  Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Six Months Ended June 30, 2020 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund— For the Six Months Ended June 30, 2019 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Agriculture Fund — For the Six Months Ended June 30, 2020 and 2019 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Agriculture Fund — June 30, 2020.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Agriculture Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 6, 2020		By:	/s/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: August 6, 2020		By:	/s/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools