Form 10-Q
period 2021-03-31
INVESCO DB AGRICULTURE FUND; Invesco DB Multi-Sector Commodity Trust
filed 2021-05-07
CIK 1383082, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of outstanding Shares as of March 31, 2021: 47,800,000

INVESCO DB AGRICULTURE FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Agriculture Fund

Statements of Financial Condition

March 31, 2021 and December 31, 2020

(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
United States Treasury Obligations, at value (cost $352,922,172 and $209,922,016, respectively)	$352,973,536	$209,933,439
Affiliated Investments, at value (cost $448,279,117 and $425,595,133, respectively)	448,506,369	425,809,714
Other investments:
Variation margin receivable- Commodity Futures Contracts	14,113,534	6,464,955
Cash held by custodian	—	6,658,401
Receivable for:
Dividends from affiliates	10,878	5,484
Total assets	$815,604,317	$648,871,993
Liabilities
Payable for:
Fund shares reacquired	$6,763,542	$—
Management fees	593,752	404,073
Brokerage commissions and fees	3,756	4,487
Total liabilities	7,361,050	408,560
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	676	645
Shareholders' equity—Shares	808,242,591	648,462,788
Total shareholders' equity	808,243,267	648,463,433
Total liabilities and equity	$815,604,317	$648,871,993
General Shares outstanding	40	40
Shares outstanding	47,800,000	40,200,000
Net asset value per share	$16.91	$16.13
Market value per share	$16.99	$16.14

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Schedule of Investments

March 31, 2021

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.045% due June 10, 2021	7.42%	$59,998,658	$60,000,000
U.S. Treasury Bills, 0.070% due August 5, 2021 (b)	14.85	119,993,700	120,000,000
U.S. Treasury Bills, 0.050% due August 12, 2021	4.33	34,997,543	35,000,000
U.S. Treasury Bills, 0.060% due September 9, 2021	4.45	35,996,780	36,000,000
U.S. Treasury Bills, 0.035% due October 7, 2021 (b)	11.88	95,988,030	96,000,000
U.S. Treasury Bills, 0.135% due November 4, 2021	0.74	5,998,825	6,000,000
Total United States Treasury Obligations (cost $352,922,172)	43.67%	$352,973,536
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $89,044,868) (c)	11.04%	$89,272,120	844,700
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.03% (cost $359,234,249) (c)(d)	44.45	359,234,249	359,234,249
Total Affiliated Investments (cost $448,279,117)	55.49%	$448,506,369
Total Investments in Securities (cost $801,201,289)	99.16%	$801,479,905

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $115,981,800 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of March 31, 2021.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	4,489	September - 2021	$111,327,200	$21,925,737	$21,925,737
CBOT Soybean	1,773	November - 2021	111,366,562	19,746,363	19,746,363
CBOT Wheat	1,483	July - 2021	45,657,862	3,582,498	3,582,498
CBOT Wheat KCB	1,567	July - 2021	45,580,113	3,855,489	3,855,489
CME Feeder Cattle	401	May - 2021	29,954,700	1,019,880	1,019,880
CME Lean Hogs	1,920	June - 2021	80,870,400	7,858,091	7,858,091
CME Live Cattle	1,888	June - 2021	92,814,080	3,728,990	3,728,990
NYB-ICE Cocoa	3,459	May - 2021	81,217,320	(4,013,296)	(4,013,296)
NYB-ICE Coffee	1,900	May - 2021	87,993,750	(2,744,852)	(2,744,852)
NYB-ICE Cotton	546	May - 2021	22,080,240	(1,215,375)	(1,215,375)
NYB-ICE Sugar	6,008	September - 2021	99,454,029	9,990,997	9,990,997
Total Commodity Futures Contracts				$63,734,522	$63,734,522

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Agriculture Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Income
Interest Income	$50,565	$627,263
Dividends from Affiliates	43,692	633,978
Total Income	94,257	1,261,241
Expenses
Management Fees	1,618,012	694,448
Brokerage Commissions and Fees	124,284	54,601
Interest Expense	1,623	3,966
Total Expenses	1,743,919	753,015
Less: Waivers	(101,570)	(56,685)
Net Expenses	1,642,349	696,330
Net Investment Income (Loss)	(1,548,092)	564,911
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
Commodity Futures Contracts	40,274,232	(13,362,735)
Net Realized Gain (Loss)	40,274,232	(13,362,735)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	39,941	270,857
Affiliated Investments	12,671	487,305
Commodity Futures Contracts	(7,533,636)	(40,760,415)
Net Change in Unrealized Gain (Loss)	(7,481,024)	(40,002,253)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	32,793,208	(53,364,988)
Net Income (Loss)	$31,245,116	$(52,800,077)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2021

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2020	40	$645	40,200,000	$648,462,788	$648,463,433
Purchases of Shares			12,600,000	213,129,234	213,129,234
Redemption of Shares			(5,000,000)	(84,594,516)	(84,594,516)
Net Increase (Decrease) due to Share Transactions			7,600,000	128,534,718	128,534,718
Net Income (Loss)
Net Investment Income (Loss)		(2)		(1,548,090)	(1,548,092)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		40		40,274,192	40,274,232
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(7)		(7,481,017)	(7,481,024)
Net Income (Loss)		31		31,245,085	31,245,116
Net Change in Shareholders' Equity	—	31	7,600,000	159,779,803	159,779,834
Balance at March 31, 2021	40	$676	47,800,000	$808,242,591	$808,243,267

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

Invesco DB Agriculture Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net Income (Loss)	$31,245,116	$(52,800,077)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(232,949,591)	(133,372,166)
Proceeds from securities sold and matured	90,000,000	137,000,000
Cost of affiliated investments purchased	(394,242,761)	(159,490,157)
Proceeds from affiliated investments sold	371,558,777	215,224,278
Net accretion of discount on United States Treasury Obligations	(50,565)	(624,438)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(52,612)	(758,162)
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	(7,648,579)	(861,158)
Dividends from affiliates	(5,394)	9,104
Management fees	189,679	(37,448)
Brokerage commissions and fees	(731)	1,472
Net cash provided by (used in) operating activities	(141,956,661)	4,291,248
Cash flows from financing activities:
Proceeds from purchases of Shares	213,129,234	34,463,738
Redemption of Shares	(77,830,974)	(38,916,870)
Net cash provided by (used in) financing activities	135,298,260	(4,453,132)
Net change in cash	(6,658,401)	(161,884)
Cash at beginning of period	6,658,401	161,884
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$1,623	$3,966

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Notes to Unaudited Financial Statements

March 31, 2021

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2021 and 2020. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 26, 2021.

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

No distributions were paid for the three months ended March 31, 2021 and 2020.
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

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2021 and 2020, the Fund did not incur such expenses.
H.	Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $7.00 and $7.00 per round-turn trade during the three months ended March 31, 2021 and 2020, respectively.
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

The Managing Owner waived fees of $101,570 and $56,685 for the three months ended March 31, 2021 and 2020, respectively.

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

Index Sponsor

The Managing Owner, on behalf of the Fund, has appointed Deutsche Bank Securities, Inc. to serve as the index sponsor (the “Index Sponsor”).  On February 1, 2021, the provision of index sponsor services transferred back to Deutsche Bank Securities, Inc. from DWS Investment Management Americas, Inc., to whom Deutsche Bank Securities, Inc. had previously assigned such responsibility. The Index Sponsor calculates and publishes the daily index levels and the indicative intraday index levels. Additionally, the Index Sponsor also calculates the indicative value per Share of the Fund throughout each business day.

The Managing Owner pays the Index Sponsor a licensing fee and an index services fee out of the Management Fee for performing its duties.

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of March 31, 2021 and December 31, 2020.

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

The following is a summary of the tiered valuation input levels as of March 31, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$352,973,536	$—	$352,973,536
Exchange-Traded Fund	89,272,120	—	—	89,272,120
Money Market Mutual Fund	359,234,249	—	—	359,234,249
Total Investments in Securities	448,506,369	352,973,536	—	801,479,905
Other Investments - Assets(a)
Commodity Futures Contracts	71,708,045	—	—	71,708,045
Other Investments - Liabilities(a)
Commodity Futures Contracts	(7,973,523)	—	—	(7,973,523)
Total Other Investments	63,734,522	—	—	63,734,522
Total Investments	$512,240,891	$352,973,536	$—	$865,214,427

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$209,933,439	$—	$209,933,439
Exchange-Traded Fund	89,259,449	—	—	89,259,449
Money Market Mutual Fund	336,550,265	—	—	336,550,265
Total Investments in Securities	425,809,714	209,933,439	—	635,743,153
Other Investments - Assets(a)
Commodity Futures Contracts	71,268,158	—	—	71,268,158
Total Investments	$497,077,872	$209,933,439	$—	$707,011,311

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

  The Fair Value of Derivative Instruments is as follows:

	March 31, 2021		December 31, 2020
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$71,708,045	$(7,973,523)	$71,268,158	$—

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the March 31, 2021 and December 31, 2020 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2021	2020
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$40,274,232	$(13,362,735)
	Net Change in Unrealized Gain (Loss)	(7,533,636)	(40,760,415)
Total		$32,740,596	$(54,123,150)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended
	March 31,
	2021	2020
Average Notional Value	$763,329,927	$322,691,995

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2021.

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2021	Dividend Income
Invesco Treasury Collateral ETF	$89,259,449	$—	$—	$12,671	$—	$89,272,120	$13,279
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	336,550,265	394,242,761	(371,558,777)	—	—	359,234,249	30,413
Total	$425,809,714	$394,242,761	$(371,558,777)	$12,671	$—	$448,506,369	$43,692

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2020.

	Value 12/31/2019	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2020	Dividend Income
Invesco Treasury Collateral ETF	$79,123,338	$—	$—	$487,305	$—	$79,610,643	$329,786
Investments in Affiliated Money Market Funds:
Invesco Premier U.S. Government Money Portfolio, Institutional Class	$120,898,494	159,490,157	(215,224,278)	—	—	65,164,373	304,192
Total	$200,021,832	$159,490,157	$(215,224,278)	$487,305	$—	$144,775,016	$633,978

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

Note 11 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2021 and 2020. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2021	2020
Net Asset Value
Net asset value per Share, beginning of period	$16.13	$16.56
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	0.81	(2.49)
Net investment income (loss) (b)	(0.03)	0.03
Net income (loss)	0.78	(2.46)
Net asset value per Share, end of period	$16.91	$14.10
Market value per Share, beginning of period (c)	$16.14	$16.56
Market value per Share, end of period (c)	$16.99	$14.08

Ratio to average Net Assets (d)
Net investment income (loss)	(0.81)%	0.69%
Expenses, after waivers	0.86%	0.85%
Expenses, prior to waivers	0.92%	0.92%
Total Return, at net asset value (e)	4.84%	(14.86)%
Total Return, at market value (e)	5.27%	(14.98)%

(a)

Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts per share may not correlate with the Fund's net realized and unrealized gain (loss) due to timing of shareholder transactions in relation to the fluctuating market values of the Fund's investments.

(b)	Based on average shares outstanding.
(c)	The mean between the last bid and ask prices.
(d)	Annualized.
(e)

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of March 31, 2021:

Index Commodity	Fund Weight (%)
Corn	13.77%
Soybeans	13.78
Wheat	5.65
Kansas City Wheat	5.64
Sugar	12.31
Cocoa	10.04
Coffee	10.89
Cotton	2.73
Live Cattle	11.48
Feeder Cattle	3.70
Lean Hogs	10.01
Closing Level as of March 31, 2021:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(142.0) million and $4.3 million for the three months ended March 31, 2021 and 2020, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the three months ended March 31, 2021, $232.9 million was paid to purchase United States Treasury Obligations and $90.0 million was received from sales and maturing United States Treasury Obligations. During the three months ended March 31, 2020, $133.4 million was paid to purchase United States Treasury Obligations and $137.0 million was received from sales and maturing United States Treasury Obligations. $371.6 million was received from sales of affiliated investments and $394.2 million was paid to purchase affiliated investments during the three months ended March 31, 2021. $215.2 million was received from sales of affiliated investments and $159.5 million was paid to purchase affiliated investments during the three months ended March 31, 2020. Unrealized appreciation/depreciation on United States Treasury Obligations and affiliated investments increased (decreased) net cash provided by (used in) operating activities by $(0.1) million and $(0.8) million during the three months ended March 31, 2021 and 2020, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $135.3 million and $(4.5) million during the three months ended March 31, 2021 and 2020, respectively. This included $213.1 million and $34.5 million from Shares purchased by Authorized Participants and $77.8 million and $38.9 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2021 and 2020, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

COMPARISON OF MARKET, NAV AND DBIQ DIVERSIFIED AGRICULTURE INDEX ERTM

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

DBA - For the Three Months Ended March 31, 2021
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
Percentage Change
12/31/2020
3/31/2021
Date
NAV
Market
DBIQ Diversified Agriculture Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBA - For the Three Months Ended March 31, 2020
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
-10.00%
-12.00%
-14.00%
-16.00%
-18.00%
-20.00%
Percentage Change
12/31/2019
3/31/2020
Date
NAV
Market
DBIQ Diversified Agriculture Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three months ended March 31, 2021 and 2020. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2021 and 2020” below provides an overview of the changes in the closing levels of the DBIQ Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ Diversified Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index

Commodity Returns for the Three Months Ended March 31, 2021 and 2020

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ AGRICULTURE TR™
	Three Months Ended
	March 31,
Underlying Index	2021	2020
DB Corn Indices	11.10%	(12.53)%
DB Soybean Indices	13.01	(10.09)
DB Wheat Indices	(1.98)	0.10
DB Kansas City Wheat Indices	(4.19)	(0.07)
DB Sugar Indices	5.28	(22.26)
DB Cocoa Indices	(6.11)	(11.22)
DB Coffee Indices	(5.33)	(9.49)
DB Cotton Indices	1.94	(26.35)
DB Live Cattle Indices	3.88	(22.68)
DB Feeder Cattle Indices	0.82	(16.26)
DB Lean Hogs Indices	30.30	(36.80)
AGGREGATE RETURN	5.03%	(14.94)%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2020

Fund Share Price Performance

For the three months ended March 31, 2021, the NYSE Arca market value of each Share increased from $16.14 per Share to $16.99 per Share. The Share price low and high for the three months ended March 31, 2021 and related change from the Share price on December 31, 2020 was as follows: Shares traded at a low of $16.02 per Share (-0.74%) on January 11, 2021, and a high of $17.60 per Share (+9.05%) on February 24, 2021. The total return for the Fund on a market value basis was +5.27%.

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

Fund Share Net Asset Performance

For the three months ended March 31, 2021, the NAV of each Share increased from $16.13 per Share to $16.91 per Share. Rising commodity futures contract prices for Corn, Soybeans, Sugar, Cotton, Live Cattle, Feeder Cattle and Lean Hogs were offset by falling commodity futures contract prices of Wheat, Kansas City Wheat, Cocoa and Coffee during the three months ended March 31, 2021, contributing to an overall 5.02% increase in the level of the Index and to a 5.03% increase in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was +4.84%.

Net income (loss) for the three months ended March 31, 2021 was $31.2 million, primarily resulting from $0.1 million of income, net realized gain (loss) of $40.3 million, net change in unrealized gain (loss) of $(7.5) million and net operating expenses of $1.6 million.

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

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies on Form 10-K for the year ended December 31, 2020.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2021.

				For the Three Months Ended
				March 31, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$808,243,267	0.59%	$11,143,689	2

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2020.

				For the Year Ended
				December 31, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$648,463,433	0.68%	$10,310,906	19

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

The following were the primary trading risk exposures of the Fund as of March 31, 2021 by market sector:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020, filed February 26, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended March 31, 2021 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2021 to January 31, 2021	200,000	$16.30
February 1, 2021 to February 28, 2021	300,000	$16.49
March 1, 2021 to March 31, 2021	4,500,000	$16.98
Total	5,000,000	$16.92

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Agriculture Fund — March 31, 2021 and December 31, 2020 (Unaudited), (ii) the Schedule of Investments of Invesco DB Agriculture Fund — March 31, 2021 (Unaudited), (iii) the Schedule of Investments of Invesco DB Agriculture Fund — December 31, 2020 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Agriculture Fund — For the Three Months Ended March 31, 2021 and 2020 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund —For the Three Months Ended March 31, 2021 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Three Months Ended March 31, 2020 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Agriculture Fund — For the Three Months Ended March 31, 2021 and 2020 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB Agriculture Fund — March 31, 2021.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Agriculture Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: May 6, 2021		By:	/s/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: May 6, 2021		By:	/s/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools