Form 10-Q
period 2021-09-30
INVESCO DB AGRICULTURE FUND; Invesco DB Multi-Sector Commodity Trust
filed 2021-11-05
CIK 1383082, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of outstanding Shares as of September 30, 2021: 45,900,000

INVESCO DB AGRICULTURE FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Agriculture Fund

Statements of Financial Condition

September 30, 2021 and December 31, 2020

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
United States Treasury Obligations, at value (cost $362,982,776 and $209,922,016, respectively)	$362,984,395	$209,933,439
Affiliated Investments, at value (cost $508,648,170 and $425,595,133, respectively)	508,854,304	425,809,714
Other investments:
Variation margin receivable- Commodity Futures Contracts	6,631,811	6,464,955
Cash held by custodian	—	6,658,401
Receivable for:
Dividends from affiliates	8,806	5,484
Total assets	$878,479,316	$648,871,993
Liabilities
Payable for:
Management fees	$600,743	$404,073
Brokerage commissions and fees	—	4,487
Total liabilities	600,743	408,560
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	765	645
Shareholders' equity—Shares	877,877,808	648,462,788
Total shareholders' equity	877,878,573	648,463,433
Total liabilities and equity	$878,479,316	$648,871,993
General Shares outstanding	40	40
Shares outstanding	45,900,000	40,200,000
Net asset value per share	$19.13	$16.13
Market value per share	$19.12	$16.14

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Schedule of Investments

September 30, 2021

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.050% due October 7, 2021 (b)	10.93%	$95,999,574	$96,000,000
U.S. Treasury Bills, 0.050% due November 4, 2021	0.68	5,999,684	6,000,000
U.S. Treasury Bills, 0.045% due December 2, 2021	4.56	39,998,278	40,000,000
U.S. Treasury Bills, 0.045% due December 9, 2021	2.05	17,999,301	18,000,000
U.S. Treasury Bills, 0.040% due January 6, 2022	4.56	39,997,003	40,000,000
U.S. Treasury Bills, 0.050% due January 20, 2022	2.85	24,997,546	25,000,000
U.S. Treasury Bills, 0.050% due January 27, 2022 (b)	9.11	79,990,166	80,000,000
U.S. Treasury Bills, 0.055% due February 3, 2022 (b)	4.56	40,006,043	40,011,600
U.S. Treasury Bills, 0.050% due March 10, 2022	2.05	17,996,800	18,000,000
Total United States Treasury Obligations (cost $362,982,776)	41.35%	$362,984,395
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $89,044,868) (c)	10.16%	$89,251,002	844,700
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.03% (cost $419,603,302) (c)(d)	47.80	419,603,302	419,603,302
Total Affiliated Investments (cost $508,648,170)	57.96%	$508,854,304
Total Investments in Securities (cost $871,630,946)	99.31%	$871,838,699

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $185,969,400 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of September 30, 2021.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	4,487	September - 2022	$118,456,800	$136,207	$136,207
CBOT Soybean	1,695	November - 2021	106,446,000	11,887,039	11,887,039
CBOT Wheat	1,386	July - 2022	49,999,950	1,531,724	1,531,724
CBOT Wheat KCB	1,417	July - 2022	51,649,650	4,307,632	4,307,632
CME Feeder Cattle	345	November - 2021	26,375,250	(1,858,630)	(1,858,630)
CME Lean Hogs	2,431	December - 2021	83,042,960	4,246,090	4,246,090
CME Live Cattle	1,600	December - 2021	80,464,000	(2,734,960)	(2,734,960)
NYB-ICE Cocoa	3,137	December - 2021	83,193,240	5,789,900	5,789,900
NYB-ICE Coffee	1,738	December - 2021	126,439,500	9,165,403	9,165,403
NYB-ICE Cotton	509	December - 2021	26,926,100	5,123,640	5,123,640
NYB-ICE Sugar	5,977	September - 2022	124,981,461	(705,394)	(705,394)
Total Commodity Futures Contracts				$36,888,651	$36,888,651

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Agriculture Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Income
Interest Income	$42,366	$45,276	$143,698	$1,003,361
Dividends from Affiliates	27,529	72,758	104,630	925,640
Total Income	69,895	118,034	248,328	1,929,001
Expenses
Management Fees	1,883,146	1,043,829	5,493,622	2,375,098
Brokerage Commissions and Fees	169,532	163,417	475,367	293,306
Interest Expense	4,105	991	8,181	7,996
Total Expenses	2,056,783	1,208,237	5,977,170	2,676,400
Less: Waivers	(17,999)	(125,376)	(145,037)	(246,206)
Net Expenses	2,038,784	1,082,861	5,832,133	2,430,194
Net Investment Income (Loss)	(1,968,889)	(964,827)	(5,583,805)	(501,193)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	(1)	765	(6)	765
Commodity Futures Contracts	63,908,878	1,243,627	173,303,965	(35,625,179)
Net Realized Gain (Loss)	63,908,877	1,244,392	173,303,959	(35,624,414)
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	6,870	5,528	(9,804)	(29,472)
Affiliated Investments	(8,447)	(52,479)	(8,447)	142,443
Commodity Futures Contracts	(39,252,146)	42,340,044	(34,379,507)	12,298,052
Net Change in Unrealized Gain (Loss)	(39,253,723)	42,293,093	(34,397,758)	12,411,023
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	24,655,154	43,537,485	138,906,201	(23,213,391)
Net Income (Loss)	$22,686,265	$42,572,658	$133,322,396	$(23,714,584)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2021

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2021	40	$745	49,000,000	$912,165,958	$912,166,703
Purchases of Shares			700,000	13,497,218	13,497,218
Redemption of Shares			(3,800,000)	(70,471,613)	(70,471,613)
Net Increase (Decrease) due to Share Transactions			(3,100,000)	(56,974,395)	(56,974,395)
Net Income (Loss)
Net Investment Income (Loss)		(2)		(1,968,887)	(1,968,889)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		57		63,908,820	63,908,877
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(35)		(39,253,688)	(39,253,723)
Net Income (Loss)		20		22,686,245	22,686,265
Net Change in Shareholders' Equity	—	20	(3,100,000)	(34,288,150)	(34,288,130)
Balance at September 30, 2021	40	$765	45,900,000	$877,877,808	$877,878,573

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

Invesco DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2021

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2020	40	$645	40,200,000	$648,462,788	$648,463,433
Purchases of Shares			22,100,000	389,161,932	389,161,932
Redemption of Shares			(16,400,000)	(293,069,188)	(293,069,188)
Net Increase (Decrease) due to Share Transactions			5,700,000	96,092,744	96,092,744
Net Income (Loss)
Net Investment Income (Loss)		(5)		(5,583,800)	(5,583,805)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		156		173,303,803	173,303,959
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(31)		(34,397,727)	(34,397,758)
Net Income (Loss)		120		133,322,276	133,322,396
Net Change in Shareholders' Equity	—	120	5,700,000	229,415,020	229,415,140
Balance at September 30, 2021	40	$765	45,900,000	$877,877,808	$877,878,573

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

Invesco DB Agriculture Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net Income (Loss)	$133,322,396	$(23,714,584)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(493,917,062)	(443,274,647)
Proceeds from securities sold and matured	340,999,995	361,998,709
Cost of affiliated investments purchased	(1,042,380,963)	(1,008,140,918)
Proceeds from affiliated investments sold	959,327,926	849,325,243
Net accretion of discount on United States Treasury Obligations	(143,699)	(1,000,258)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	6	(765)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	18,251	(112,971)
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	(166,856)	(8,147,858)
Dividends from affiliates	(3,322)	71,176
Management fees	196,670	144,134
Brokerage commissions and fees	(4,487)	382
Net cash provided by (used in) operating activities	(102,751,145)	(272,852,357)
Cash flows from financing activities:
Proceeds from purchases of Shares	389,161,932	352,194,359
Redemption of Shares	(293,069,188)	(79,503,886)
Net cash provided by (used in) financing activities	96,092,744	272,690,473
Net change in cash	(6,658,401)	(161,884)
Cash at beginning of period	6,658,401	161,884
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$8,181	$7,996

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Notes to Unaudited Financial Statements

September 30, 2021

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2021 and 2020. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 26, 2021.

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

No distributions were paid for the three and nine months ended September 30, 2021 and 2020.
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

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2021 and 2020, the Fund did not incur such expenses.
H.	Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $7.00 and $7.00 per round-turn trade during the three and nine months ended September 30, 2021 and 2020, respectively.
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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2018.
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

The Managing Owner waived fees of $17,999 and $145,037 for the three and nine months ended September 30, 2021, respectively. The Managing Owner waived fees of $125,376 and $246,206 for the three and nine months ended September 30, 2020, respectively.

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

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of September 30, 2021 and December 31, 2020.

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

The following is a summary of the tiered valuation input levels as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$362,984,395	$—	$362,984,395
Exchange-Traded Fund	89,251,002	—	—	89,251,002
Money Market Mutual Fund	419,603,302	—	—	419,603,302
Total Investments in Securities	508,854,304	362,984,395	—	871,838,699
Other Investments - Assets(a)
Commodity Futures Contracts	42,187,635	—	—	42,187,635
Other Investments - Liabilities(a)
Commodity Futures Contracts	(5,298,984)	—	—	(5,298,984)
Total Other Investments	36,888,651	—	—	36,888,651
Total Investments	$545,742,955	$362,984,395	$—	$908,727,350

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$209,933,439	$—	$209,933,439
Exchange-Traded Fund	89,259,449	—	—	89,259,449
Money Market Mutual Fund	336,550,265	—	—	336,550,265
Total Investments in Securities	425,809,714	209,933,439	—	635,743,153
Other Investments - Assets(a)
Commodity Futures Contracts	71,268,158	—	—	71,268,158
Total Investments	$497,077,872	$209,933,439	$—	$707,011,311

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

  The Fair Value of Derivative Instruments is as follows:

	September 30, 2021		December 31, 2020
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$42,187,635	$(5,298,984)	$71,268,158	$—

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2021 and December 31, 2020 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2021	2020
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$63,908,878	$1,243,627
	Net Change in Unrealized Gain (Loss)	(39,252,146)	42,340,044
Total		$24,656,732	$43,583,671

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2021	2020
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$173,303,965	$(35,625,179)
	Net Change in Unrealized Gain (Loss)	(34,379,507)	12,298,052
Total		$138,924,458	$(23,327,127)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Average Notional Value	$885,401,138	$484,678,077	$853,689,294	$383,776,682

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2021.

	Value 06/30/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2021	Dividend Income
Invesco Treasury Collateral ETF	$89,259,449	$—	$—	$(8,447)	$—	$89,251,002	$—
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	428,826,474	221,761,462	(230,984,634)	—	—	419,603,302	27,529
Total	$518,085,923	$221,761,462	$(230,984,634)	$(8,447)	$—	$508,854,304	$27,529

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2021	Dividend Income
Invesco Treasury Collateral ETF	$89,259,449	$—	$—	$(8,447)	$—	$89,251,002	$14,453
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	336,550,265	1,042,380,963	(959,327,926)	—	—	419,603,302	90,177
Total	$425,809,714	$1,042,380,963	$(959,327,926)	$(8,447)	$—	$508,854,304	$104,630

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

Note 11 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2021 and 2020. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Asset Value
Net asset value per Share, beginning of period	$18.62	$13.47	$16.13	$16.56
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	0.55	1.33	3.12	(1.77)
Net investment income (loss) (b)	(0.04)	(0.03)	(0.12)	(0.02)
Net income (loss)	0.51	1.30	3.00	(1.79)
Net asset value per Share, end of period	$19.13	$14.77	$19.13	$14.77
Market value per Share, beginning of period (c)	$18.66	$13.51	$16.14	$16.56
Market value per Share, end of period (c)	$19.12	$14.76	$19.12	$14.76

Ratio to average Net Assets (d)
Net investment income (loss)	(0.89)%	(0.79)%	(0.86)%	(0.18)%
Expenses, after waivers	0.92%	0.88%	0.90%	0.87%
Expenses, prior to waivers	0.93%	0.98%	0.92%	0.96%
Total Return, at net asset value (e)	2.74%	9.65%	18.60%	(10.81)%
Total Return, at market value (e)	2.47%	9.25%	18.46%	(10.87)%

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2021:

Index Commodity	Fund Weight (%)
Cocoa	9.48%
Coffee	14.40
Corn	13.48
Cotton	3.07
Feeder Cattle	3.00
Kansas City Wheat	5.88
Lean Hogs	9.46
Live Cattle	9.17
Soybeans	12.13
Sugar	14.24
Wheat	5.69
Closing Level as of September 30, 2021:	100.00%

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

As of the date of this Report, each of BofA Securities, Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, Virtu Americas LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $(102.8) million and $(272.9) million for the nine months ended September 30, 2021 and 2020, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2021, $493.9 million was paid to purchase United States Treasury Obligations and $341.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2020, $443.3 million was paid to purchase United States Treasury Obligations and $362.0 million was received from sales and maturing United States Treasury Obligations. $959.3 million was received from sales of affiliated investments and $1,042.4 million was paid to purchase affiliated investments during the nine months ended September 30, 2021. $849.3 million was received from sales of affiliated investments and $1,008.1 million was paid to purchase affiliated investments during the nine months ended September 30, 2020. Unrealized appreciation/depreciation on United States Treasury Obligations and affiliated investments increased (decreased) net cash provided by (used in) operating activities by $0.0 million and $(0.1) million during the nine months ended September 30, 2021 and 2020, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $96.1 million and $272.7 million during the nine months ended September 30, 2021 and 2020, respectively. This included $389.2 million and $352.2 million from Shares purchased by Authorized Participants and $293.1 million and $79.5 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2021 and 2020, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

COMPARISON OF MARKET, NAV AND DBIQ DIVERSIFIED AGRICULTURE INDEX ERTM

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

DBA - For the Three Months Ended September 30, 2021
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Percentage Change
6/30/2021
9/30/2021
Date
NAV
Market
DBIQ Diversified Agriculture Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBA - For the Three Months Ended September 30, 2020
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
Percentage Change
6/30/2020
9/30/2020
Date
NAV
Market
DBIQ Diversified Agriculture Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBA - For the Nine Months Ended September 30, 2021
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Percentage Change
12/31/2020
9/30/2021
Date
NAV
Market
DBIQ Diversified Agriculture Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

DBA - For the Nine Months Ended September 30, 2020
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
Percentage Change
12/31/2019
9/30/2020
Date
NAV
Market
DBIQ Diversified Agriculture Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES, POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the three and nine months ended September 30, 2021 and 2020. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2021 and 2020” below provides an overview of the changes in the closing levels of the DBIQ Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ Diversified Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index

Commodity Returns for the Three and Nine Months Ended September 30, 2021 and 2020

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ AGRICULTURE TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2021	2020	2021	2020
DB Cocoa Indices	8.52%	17.01%	0.69%	2.41%
DB Coffee Indices	19.40	7.79	42.22	(19.75)
DB Corn Indices	(7.84)	(0.52)	23.71	(15.02)
DB Cotton Indices	24.63	8.10	30.15	(4.18)
DB Feeder Cattle Indices	(5.58)	4.55	(7.24)	(11.02)
DB Kansas City Wheat Indices	9.68	11.19	13.54	(2.98)
DB Lean Hogs Indices	7.46	31.25	39.99	(34.58)
DB Live Cattle Indices	(6.77)	7.89	(5.71)	(17.71)
DB Soybean Indices	(10.21)	16.04	13.01	4.94
DB Sugar Indices	8.63	3.33	38.44	(10.68)
DB Wheat Indices	4.99	12.70	12.35	(2.18)
AGGREGATE RETURN	2.98%	9.89%	19.37%	(10.47)%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2020

Fund Share Price Performance

For the three months ended September 30, 2021, the NYSE Arca market value of each Share increased from $18.66 per Share to $19.12 per Share. The Share price low and high for the three months ended September 30, 2021 and related change from the Share price on June 30, 2021 was as follows: Shares traded at a low of $17.68 per Share (-5.25%) on July 8, 2021, and a high of $19.41 per Share (+4.02%) on August 16, 2021. The total return for the Fund on a market value basis was +2.47%.

For the three months ended September 30, 2020, the NYSE Arca market value of each Share increased from $13.51 per Share to $14.76 per Share. The Share price low and high for the three months ended September 30, 2020 and related change from the Share price on June 30, 2020 was as follows: Shares traded at a low of $13.39 per Share (-0.89%) on July 14, 2020, and a high of $14.97 per Share (+10.81%) on September 18, 2020. The total return for the Fund on a market value basis was +9.25%.

Fund Share Net Asset Performance

For the three months ended September 30, 2021, the NAV of each Share increased from $18.62 per Share to $19.13 per Share. Rising commodity futures contract prices for Cocoa, Coffee, Cotton, Kansas City Wheat, Lean Hogs, Sugar and Wheat were offset by falling commodity futures contract prices of Corn, Feeder Cattle, Live Cattle and Soybeans during the three months ended September 30, 2021, contributing to an overall 2.97% increase in the level of the Index and to a 2.98% increase in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was +2.74%.

Net income (loss) for the three months ended September 30, 2021 was $22.7 million, primarily resulting from $0.1 million of income, net realized gain (loss) of $63.9 million, net change in unrealized gain (loss) of $(39.3) million and net operating expenses of $2.0 million.

For the three months ended September 30, 2020, the NAV of each Share increased from $13.47 per Share to $14.77 per Share. Rising commodity futures contract prices for Soybeans, Wheat, Kansas City Wheat, Sugar, Cocoa, Coffee, Cotton, Live Cattle, Feeder Cattle and Lean Hogs were offset by falling commodity futures contract prices of Corn during the three months ended September 30, 2020, contributing to an overall 9.86% increase in the level of the Index and to a 9.89% increase in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was +9.65%.

Net income (loss) for the three months ended September 30, 2020 was $42.6 million, primarily resulting from $0.1 million of income, net realized gain (loss) of $1.3 million, net change in unrealized gain (loss) of $42.3 million and net operating expenses of $1.1 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2020

Fund Share Price Performance

For the nine months ended September 30, 2021, the NYSE Arca market value of each Share increased from $16.14 per Share to $19.12 per Share. The Share price low and high for the nine months ended September 30, 2021 and related change from the Share price on December 31, 2020 was as follows: Shares traded at a low of $16.02 per Share (-0.74%) on January 11, 2021, and a high of $19.41 per Share (+20.27%) on August 16, 2021. The total return for the Fund on a market value basis was +18.46%.

For the nine months ended September 30, 2020, the NYSE Arca market value of each Share decreased from $16.56 per Share to $14.76 per Share. The Share price low and high for the nine months ended September 30, 2020 and related change from the Share price on December 31, 2019 was as follows: Shares traded at a low of $13.19 per Share (-20.36%) on June 26, 2020, and a high of $16.53 per Share (-0.18%) on January 15, 2020. The total return for the Fund on a market value basis was -10.87%.

Fund Share Net Asset Performance

For the nine months ended September 30, 2021, the NAV of each Share increased from $16.13 per Share to $19.13 per Share. Rising commodity futures contract prices for Cocoa, Coffee, Corn, Cotton, Kansas City Wheat, Lean Hogs, Soybeans, Sugar and Wheat were offset by falling commodity futures contract prices of Feeder Cattle and Live Cattle during the nine months ended September 30, 2021, contributing to an overall 19.33% increase in the level of the Index and to a 19.37% increase in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was +18.60%.

Net income (loss) for the nine months ended September 30, 2021 was $133.3 million, primarily resulting from $0.2 million of income, net realized gain (loss) of $173.3 million, net change in unrealized gain (loss) of $(34.4) million and net operating expenses of $5.8 million.

For the nine months ended September 30, 2020, the NAV of each Share decreased from $16.56 per Share to $14.77 per Share. Falling commodity futures contract prices for Corn, Wheat, Kansas City Wheat, Sugar, Coffee, Cotton, Live Cattle, Feeder Cattle and Lean Hogs were offset by rising commodity futures contract prices for Soybeans and Cocoa during the nine months ended September 30, 2020, contributed to an overall 10.77% decrease in the level of the Index and to a 10.47% decrease in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was -10.81%.

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

The Fund has financial obligations to the Managing Owner and the Commodity Broker under the Trust Agreement and its agreement with the Commodity Broker (the “Commodity Broker Agreement”), respectively. Management Fee payments made to the Managing Owner, pursuant to the Trust Agreement, are calculated as a fixed percentage of the Fund’s NAV. Commission payments to the Commodity Broker, pursuant to the Commodity Broker Agreement, are on a contract-by-contract, or round-turn, basis. As such, the Managing Owner cannot anticipate the number of payments that will be required under these arrangements for future periods as NAVs and trading activity will not be known until a future date.  The Fund’s agreement with the Commodity Broker may be terminated by either party for various reasons. All Management Fees and commission payments are paid to the Managing Owner and the Commodity Broker, respectively.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2021.

				For the Nine Months Ended
				September 30, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$877,878,573	0.72%	$14,786,872	9

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2020.

				For the Year Ended
				December 31, 2020
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$648,463,433	0.68%	$10,310,906	19

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

The following were the primary trading risk exposures of the Fund as of September 30, 2021 by market sector:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2021 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2021 to July 31, 2021	2,400,000	$18.34
August 1, 2021 to August 31, 2021	900,000	$19.08
September 1, 2021 to September 30, 2021	500,000	$18.57
Total	3,800,000	$18.55

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Agriculture Fund — September 30, 2021 and December 31, 2020 (Unaudited), (ii) the Schedule of Investments of Invesco DB Agriculture Fund — September 30, 2021 (Unaudited), (iii) the Schedule of Investments of Invesco DB Agriculture Fund — December 31, 2020 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Agriculture Fund — For the Three and Nine Months Ended September 30, 2021 and 2020 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Three Months Ended September 30, 2021 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Three Months Ended September 30, 2020 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Nine Months Ended September 30, 2021 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Nine Months Ended September 30, 2020 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Agriculture Fund — For the Nine Months Ended September 30, 2021 and 2020 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Agriculture Fund — September 30, 2021.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Agriculture Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 4, 2021		By:	/s/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: November 4, 2021		By:	/s/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools