Form 10-Q
period 2022-03-31
INVESCO DB AGRICULTURE FUND; Invesco DB Multi-Sector Commodity Trust
filed 2022-05-06
CIK 1383082, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of outstanding Shares as of March 31, 2022: 85,900,000

INVESCO DB AGRICULTURE FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Agriculture Fund

Statements of Financial Condition

March 31, 2022 and December 31, 2021

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
United States Treasury Obligations, at value (cost $275,739,530 and $203,006,323, respectively)	$275,588,239	$203,008,216
Affiliated Investments, at value (cost $1,587,305,566 and $827,467,069, respectively)	1,587,418,783	827,643,639
Receivable for:
Dividends from affiliates	158,978	16,060
Fund shares sold	26,233,833	—
Total assets	$1,889,399,833	$1,030,667,915
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$10,315,997	$11,724,005
Payable for:
Management fees	1,177,650	738,857
Brokerage commissions and fees	—	5,006
Total liabilities	11,493,647	12,467,868
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	874	789
Shareholders' equity—Shares	1,877,905,312	1,018,199,258
Total shareholders' equity	1,877,906,186	1,018,200,047
Total liabilities and equity	$1,889,399,833	$1,030,667,915
General Shares outstanding	40	40
Shares outstanding	85,900,000	51,600,000
Net asset value per share	$21.86	$19.73
Market value per share	$21.87	$19.75

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Schedule of Investments

March 31, 2022

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.090% due April 7, 2022 (b)	1.60%	$29,999,300	$30,000,000
U.S. Treasury Bills, 0.170% due April 21, 2022	0.69	12,999,115	13,000,000
U.S. Treasury Bills, 0.190% due April 28, 2022 (b)	2.14	39,996,092	40,000,000
U.S. Treasury Bills, 0.360% due June 2, 2022 (b)	1.33	24,986,007	25,000,000
U.S. Treasury Bills, 0.380% due June 9, 2022 (b)	1.06	19,985,702	20,000,000
U.S. Treasury Bills, 0.220% due July 7, 2022 (b)	1.60	29,954,014	30,000,000
U.S. Treasury Bills, 0.365% due July 21, 2022 (b)	0.69	12,973,495	13,000,000
U.S. Treasury Bills, 0.380% due July 28, 2022 (b)	2.12	39,901,339	40,000,000
U.S. Treasury Bills, 0.500% due August 4, 2022 (b)	2.12	39,889,792	40,000,000
U.S. Treasury Bills, 0.670% due September 1, 2022 (b)	1.33	24,903,383	25,000,000
Total United States Treasury Obligations (cost $275,739,530)	14.68%	$275,588,239
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $89,044,868) (c)	4.75%	$89,158,085	844,700
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 0.25% (cost $1,498,260,698) (c)(d)	79.78	1,498,260,698	1,498,260,698
Total Affiliated Investments (cost $1,587,305,566)	84.53%	$1,587,418,783
Total Investments in Securities (cost $1,863,045,096)	99.21%	$1,863,007,022

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $262,584,700 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of March 31, 2022.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	7,531	September - 2022	$262,172,938	$41,787,032	$41,787,032
CBOT Soybean	3,422	November - 2022	243,047,550	14,022,836	14,022,836
CBOT Wheat	2,647	July - 2022	132,614,700	18,885,864	18,885,864
CBOT Wheat KCB	2,650	July - 2022	136,441,875	23,748,972	23,748,972
CME Feeder Cattle	792	May - 2022	65,953,800	575,372	575,372
CME Lean Hogs	3,603	June - 2022	173,844,750	8,562,345	8,562,345
CME Live Cattle	3,719	June - 2022	203,987,150	3,696,188	3,696,188
NYB-ICE Cocoa	7,216	May - 2022	191,224,000	(1,215,200)	(1,215,200)
NYB-ICE Coffee	2,402	May - 2022	203,929,800	(10,325,111)	(10,325,111)
NYB-ICE Cotton	826	May - 2022	56,039,970	5,150,035	5,150,035
NYB-ICE Sugar	9,638	September - 2022	208,766,790	6,651,165	6,651,165
Total Commodity Futures Contracts				$111,539,498	$111,539,498

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Agriculture Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Income
Interest Income	$138,382	$50,565
Dividends from Affiliates	198,867	43,692
Total Income	337,249	94,257
Expenses
Management Fees	2,719,934	1,618,012
Brokerage Commissions and Fees	192,628	124,284
Interest Expense	3,427	1,623
Total Expenses	2,915,989	1,743,919
Less: Waivers	(33,705)	(101,570)
Net Expenses	2,882,284	1,642,349
Net Investment Income (Loss)	(2,545,035)	(1,548,092)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
Commodity Futures Contracts	45,644,549	40,274,232
Net Realized Gain (Loss)	45,644,549	40,274,232
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(153,184)	39,941
Affiliated Investments	(63,353)	12,671
Commodity Futures Contracts	76,543,702	(7,533,636)
Net Change in Unrealized Gain (Loss)	76,327,165	(7,481,024)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	121,971,714	32,793,208
Net Income (Loss)	$119,426,679	$31,245,116

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2022

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2021	40	$789	51,600,000	$1,018,199,258	$1,018,200,047
Purchases of Shares			40,000,000	861,165,818	861,165,818
Redemption of Shares			(5,700,000)	(120,886,358)	(120,886,358)
Net Increase (Decrease) due to Share Transactions			34,300,000	740,279,460	740,279,460
Net Income (Loss)
Net Investment Income (Loss)		(2)		(2,545,033)	(2,545,035)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		33		45,644,516	45,644,549
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		54		76,327,111	76,327,165
Net Income (Loss)		85		119,426,594	119,426,679
Net Change in Shareholders' Equity	—	85	34,300,000	859,706,054	859,706,139
Balance at March 31, 2022	40	$874	85,900,000	$1,877,905,312	$1,877,906,186

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

Invesco DB Agriculture Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net Income (Loss)	$119,426,679	$31,245,116
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(275,606,425)	(232,949,591)
Proceeds from securities sold and matured	203,011,600	90,000,000
Cost of affiliated investments purchased	(1,190,169,072)	(394,242,761)
Proceeds from affiliated investments sold	430,330,575	371,558,777
Net accretion of discount on United States Treasury Obligations	(138,382)	(50,565)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	216,537	(52,612)
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	(1,408,008)	(7,648,579)
Dividends from affiliates	(142,918)	(5,394)
Management fees	438,793	189,679
Brokerage commissions and fees	(5,006)	(731)
Net cash provided by (used in) operating activities	(714,045,627)	(141,956,661)
Cash flows from financing activities:
Proceeds from purchases of Shares	834,931,985	213,129,234
Redemption of Shares	(120,886,358)	(77,830,974)
Net cash provided by (used in) financing activities	714,045,627	135,298,260
Net change in cash	—	(6,658,401)
Cash at beginning of period	—	6,658,401
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$3,427	$1,623

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Notes to Unaudited Financial Statements

March 31, 2022

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2022 and 2021. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022.

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

No distributions were paid for the three months ended March 31, 2022 and 2021.
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

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2022 and 2021, the Fund did not incur such expenses.
H.	Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $7.00 and $7.00 per round-turn trade during the three months ended March 31, 2022 and 2021, respectively.
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

The Managing Owner waived fees of $33,705 and $101,570 for the three months ended March 31, 2022 and 2021, respectively.

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

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of March 31, 2022 and December 31, 2021.

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

The following is a summary of the tiered valuation input levels as of March 31, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$275,588,239	$—	$275,588,239
Exchange-Traded Fund	89,158,085	—	—	89,158,085
Money Market Mutual Fund	1,498,260,698	—	—	1,498,260,698
Total Investments in Securities	1,587,418,783	275,588,239	—	1,863,007,022
Other Investments - Assets(a)
Commodity Futures Contracts	123,079,809	—	—	123,079,809
Other Investments - Liabilities(a)
Commodity Futures Contracts	(11,540,311)	—	—	(11,540,311)
Total Other Investments	111,539,498	—	—	111,539,498
Total Investments	$1,698,958,281	$275,588,239	$—	$1,974,546,520

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$203,008,216	$—	$203,008,216
Exchange-Traded Fund	89,221,438	—	—	89,221,438
Money Market Mutual Fund	738,422,201	—	—	738,422,201
Total Investments in Securities	827,643,639	203,008,216	—	1,030,651,855
Other Investments - Assets(a)
Commodity Futures Contracts	37,970,303	—	—	37,970,303
Other Investments - Liabilities(a)
Commodity Futures Contracts	(2,974,507)	—	—	(2,974,507)

Total Other Investments	34,995,796	—	—	34,995,796
Total Investments	$862,639,435	$203,008,216	$—	$1,065,647,651

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

  The Fair Value of Derivative Instruments is as follows:

	March 31, 2022		December 31, 2021
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$123,079,809	$(11,540,311)	$37,970,303	$(2,974,507)

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the March 31, 2022 and December 31, 2021 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2022	2021
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$45,644,549	$40,274,232
	Net Change in Unrealized Gain (Loss)	76,543,702	(7,533,636)
Total		$122,188,251	$32,740,596

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended
	March 31,
	2022	2021
Average Notional Value	$1,309,229,394	$763,329,927

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

Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore Invesco Government & Agency Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2022.

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2022	Dividend Income
Invesco Treasury Collateral ETF	$89,221,438	$—	$—	$(63,353)	$—	$89,158,085	$5,372
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	738,422,201	1,190,169,072	(430,330,575)	—	—	1,498,260,698	193,495
Total	$827,643,639	$1,190,169,072	$(430,330,575)	$(63,353)	$—	$1,587,418,783	$198,867

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2021.

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2021	Dividend Income
Invesco Treasury Collateral ETF	$89,259,449	$—	$—	$12,671	$—	$89,272,120	$13,279
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	336,550,265	394,242,761	(371,558,777)	—	—	359,234,249	30,413
Total	$425,809,714	$394,242,761	$(371,558,777)	$12,671	$—	$448,506,369	$43,692

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

Note 11 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2022 and 2021. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2022	2021
Net Asset Value
Net asset value per Share, beginning of period	$19.73	$16.13
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	2.17	0.81
Net investment income (loss) (b)	(0.04)	(0.03)
Net income (loss)	2.13	0.78
Net asset value per Share, end of period	$21.86	$16.91
Market value per Share, beginning of period (c)	$19.75	$16.14
Market value per Share, end of period (c)	$21.87	$16.99

Ratio to average Net Assets (d)
Net investment income (loss)	(0.80)%	(0.81)%
Expenses, after waivers	0.90%	0.86%
Expenses, prior to waivers	0.91%	0.92%
Total Return, at net asset value (e)	10.80%	4.84%
Total Return, at market value (e)	10.73%	5.27%

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

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause actual results to differ materially from those expressed by such forward-looking statements.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of March 31, 2022:

Index Commodity	Fund Weight (%)
Cocoa	10.18%
Coffee	10.86
Corn	13.96
Cotton	2.98
Feeder Cattle	3.51
Kansas City Wheat	7.26
Lean Hogs	9.26
Live Cattle	10.86
Soybeans	12.94
Sugar	11.12
Wheat	7.07
Closing Level as of March 31, 2022:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(714.0) million and $(142.0) million for the three months ended March 31, 2022 and 2021, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the three months ended March 31, 2022, $275.6 million was paid to purchase United States Treasury Obligations and $203.0 million was received from sales and maturing United States Treasury Obligations. During the three months ended March 31, 2021, $232.9 million was paid to purchase United States Treasury Obligations and $90.0 million was received from sales and maturing United States Treasury Obligations. $430.3 million was received from sales of affiliated investments and $1,190.2 million was paid to purchase affiliated investments during the three months ended March 31, 2022. $371.6 million was received from sales of affiliated investments and $394.2 million was paid to purchase affiliated investments during the three months ended March 31, 2021. Unrealized appreciation/depreciation on United States Treasury Obligations and affiliated investments increased (decreased) net cash provided by (used in) operating activities by $0.2 million and $(0.1) million during the three months ended March 31, 2022 and 2021, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $714.0 million and $135.3 million during the three months ended March 31, 2022 and 2021, respectively. This included $834.9 million and $213.1 million from Shares purchased by Authorized Participants and $120.9 million and $77.8 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2022 and 2021, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

COMPARISON OF MARKET, NAV AND DBIQ DIVERSIFIED AGRICULTURE INDEX ERTM

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

DBA - For the Three Months Ended March 31, 2022
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
Percentage Change
12/31/2021
3/31/2022
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

Performance Summary

This Report covers the three months ended March 31, 2022 and 2021. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2022 and 2021” below provides an overview of the changes in the closing levels of the DBIQ Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ Diversified Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index

Commodity Returns for the Three Months Ended March 31, 2022 and 2021

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ AGRICULTURE TR™
	Three Months Ended
	March 31,
Underlying Index	2022	2021
DB Cocoa Indices	3.02%	(6.11)%
DB Coffee Indices	(0.02)	(5.33)
DB Corn Indices	23.80	11.10
DB Cotton Indices	23.44	1.94
DB Feeder Cattle Indices	(7.87)	0.82
DB Kansas City Wheat Indices	29.18	(4.19)
DB Lean Hogs Indices	23.64	30.30
DB Live Cattle Indices	(2.57)	3.88
DB Soybean Indices	12.00	13.01
DB Sugar Indices	5.42	5.28
DB Wheat Indices	31.17	(1.98)
AGGREGATE RETURN	11.12%	5.03%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2022 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2021

Fund Share Price Performance

For the three months ended March 31, 2022, the NYSE Arca market value of each Share increased from $19.75 per Share to $21.87 per Share. The Share price low and high for the three months ended March 31, 2022 and related change from the Share price on December 31, 2021 was as follows: Shares traded at a low of $19.64 per Share (-0.56%) on January 10, 2022, and a high of $22.25 per Share (+12.66%) on March 8, 2022. The total return for the Fund on a market value basis was +10.73%.

Agricultural commodities had a strong start to 2022 as increasing tensions, and ultimately the war, between Russia and Ukraine exacerbated already fundamentally tight markets. As both countries are vital players in the global grains trade and Russia is one of the world’s largest exporters of fertilizers, disrupted supplies threatened to leave the world in a global food crisis. Resulting delays in plantings also clouded harvest outlooks, causing both wheat and corn prices to hit multi-year highs in response to the growing uncertainty.

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

Agricultural commodities had a positive start to 2021. Under phase one of the U.S.-China trade deal, China committed to an additional $32 billion of U.S. agricultural exports, boosting the demand outlook for corn, wheat, soybeans and more. In particular, the massive outbreak of the African swine fever among China’s hog herds left the country with a shortage in pork, just as vaccine-driven restaurant reopenings in the U.S. led to a quicker than expected rebound in domestic demand. Disease issues in the U.S. Midwest further limited global lean hog supplies, sending consumer prices soaring.

Fund Share Net Asset Performance

For the three months ended March 31, 2022, the NAV of each Share increased from $19.73 per Share to $21.86 per Share. Rising commodity futures contract prices for Cocoa, Corn, Cotton, Kansas City Wheat, Lean Hogs, Soybeans, Sugar and Wheat were offset by falling commodity futures contract prices of Coffee, Feeder Cattle and Live Cattle during the three months ended March 31, 2022, contributing to an overall 11.04% increase in the level of the Index and to a 11.12% increase in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was +10.80%.

Net income (loss) for the three months ended March 31, 2022 was $119.4 million, primarily resulting from $0.3 million of income, net realized gain (loss) of $45.6 million, net change in unrealized gain (loss) of $76.3 million and net operating expenses of $2.9 million.

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

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2021.

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on the Fund's financial condition, used in the preparation of these financial statements.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2022.

				For the Three Months Ended
				March 31, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$1,877,906,186	0.78%	$33,568,269	1

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2021.

				For the Year Ended
				December 31, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$1,018,200,047	0.74%	$17,559,990	10

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

The following were the primary trading risk exposures of the Fund as of March 31, 2022 by market sector:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable.

Item 1A.	Risk Factors.

Risk that Russia’s Invasion of Ukraine May Result in Market Volatility that Could Adversely Affect the Fund’s Performance

Following Russia’s invasion of Ukraine in late February 2022, various countries, including the United States, Australia, Canada, the United Kingdom, Switzerland, Germany, France, and Japan, as well as NATO and the European Union, issued broad-ranging economic sanctions against Russia and Belarus. The resulting sanctions (and potential further sanctions in response to continued military activity), the potential for military escalation and other corresponding events, have had, and could continue to have, severe negative effects on regional and global economic and financial markets, including increased volatility, reduced liquidity and overall uncertainty. The negative impacts may be particularly acute in certain sectors. Russia may take additional counter measures or retaliatory actions (including cyberattacks), which could exacerbate negative consequences on global financial markets. The duration of ongoing hostilities and corresponding sanctions and related events cannot be predicted. Impacts from the conflict and related events may result in increased volatility in the value of Index Commodities and may have an adverse effect on the performance of the Fund and value of the Shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended March 31, 2022 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2022 to January 31, 2022	1,700,000	$20.01
February 1, 2022 to February 28, 2022	—	$—
March 1, 2022 to March 31, 2022	4,000,000	$21.72
Total	5,700,000	$21.21

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Agriculture Fund — March 31, 2022 and December 31, 2021 (Unaudited), (ii) the Schedule of Investments of Invesco DB Agriculture Fund — March 31, 2022 (Unaudited), (iii) the Schedule of Investments of Invesco DB Agriculture Fund — December 31, 2021 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Agriculture Fund — For the Three Months Ended March 31, 2022 and 2021 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Three Months Ended March 31, 2022 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Three Months Ended March 31, 2021 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Agriculture Fund — For the Three Months Ended March 31, 2022 and 2021 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB Agriculture Fund — March 31, 2022.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Agriculture Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: May 5, 2022		By:	/s/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: May 5, 2022		By:	/s/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools