Form 10-Q
period 2022-06-30
INVESCO DB AGRICULTURE FUND; Invesco DB Multi-Sector Commodity Trust
filed 2022-08-05
CIK 1383082, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of outstanding Shares as of June 30, 2022: 89,600,000

INVESCO DB AGRICULTURE FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Agriculture Fund

Statements of Financial Condition

June 30, 2022 and December 31, 2021

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
United States Treasury Obligations, at value (cost $868,787,776 and $203,006,323, respectively)	$867,015,020	$203,008,216
Affiliated Investments, at value (cost $997,932,664 and $827,467,069, respectively)	998,088,116	827,643,639
Receivable for:
Dividends from affiliates	1,018,345	16,060
Total assets	$1,866,121,481	$1,030,667,915
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$28,074,801	$11,724,005
Payable for:
Fund shares reacquired	10,191,913	—
Management fees	1,457,391	738,857
Brokerage commissions and fees	7,043	5,006
Total liabilities	39,731,148	12,467,868
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	815	789
Shareholders' equity—Shares	1,826,389,518	1,018,199,258
Total shareholders' equity	1,826,390,333	1,018,200,047
Total liabilities and equity	$1,866,121,481	$1,030,667,915
General Shares outstanding	40	40
Shares outstanding	89,600,000	51,600,000
Net asset value per share	$20.38	$19.73
Market value per share	$20.39	$19.75

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Schedule of Investments

June 30, 2022

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 0.670% due July 7, 2022 (b)	1.64%	$29,996,344	$30,000,000
U.S. Treasury Bills, 0.860% due July 21, 2022 (b)	0.71	12,992,841	13,000,000
U.S. Treasury Bills, 0.890% due July 28, 2022 (b)	2.19	39,971,200	40,000,000
U.S. Treasury Bills, 0.910% due August 4, 2022 (b)	2.19	39,956,036	40,000,000
U.S. Treasury Bills, 1.120% due September 1, 2022 (b)	1.37	24,934,825	25,000,000
U.S. Treasury Bill, 1.850% due October 6, 2022 (b)	5.45	99,533,914	100,000,000
U.S. Treasury Bills, 1.250% due October 20, 2022	5.44	99,413,010	100,000,000
U.S. Treasury Bills, 1.370% due October 27, 2022 (b)	2.72	49,686,399	50,000,000
U.S. Treasury Bills, 1.580% due December 1, 2022 (b)	23.06	421,028,506	425,000,000
U.S. Treasury Bills, 1.710% due December 8, 2022 (b)	2.71	49,501,945	50,000,000
Total United States Treasury Obligations (cost $868,787,776)	47.48%	$867,015,020
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $89,044,868) (c)	4.88%	$89,200,320	844,700
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 1.39% (cost $908,887,796) (c)(d)	49.76	908,887,796	908,887,796
Total Affiliated Investments (cost $997,932,664)	54.64%	$998,088,116
Total Investments in Securities (cost $1,866,720,440)	102.12%	$1,865,103,136

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $396,091,700 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of June 30, 2022.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	7,847	September - 2022	$246,690,063	$(5,980,479)	$(5,980,479)
CBOT Soybean	3,565	November - 2022	259,888,500	9,565,226	9,565,226
CBOT Wheat	2,714	July - 2023	122,367,475	(25,421,574)	(25,421,574)
CBOT Wheat KCB	2,833	July - 2023	132,017,800	(26,671,475)	(26,671,475)
CME Feeder Cattle	760	August - 2022	65,968,000	376,930	376,930
CME Lean Hogs	3,750	August - 2022	153,150,000	(7,479,950)	(7,479,950)
CME Live Cattle	3,812	August - 2022	202,150,360	(4,795,253)	(4,795,253)
NYB-ICE Cocoa	7,265	September - 2022	170,001,000	(12,089,420)	(12,089,420)
NYB-ICE Coffee	2,500	September - 2022	215,718,750	(3,527,288)	(3,527,288)
NYB-ICE Cotton	1,012	December - 2022	50,013,040	(10,713,273)	(10,713,273)
NYB-ICE Sugar	10,044	September - 2022	208,111,680	(5,938,385)	(5,938,385)
Total Commodity Futures Contracts				$(92,674,941)	$(92,674,941)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Agriculture Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Income
Interest Income	$1,417,865	$50,767	$1,556,247	$101,332
Dividends from Affiliates	2,420,985	33,409	2,619,852	77,101
Total Income	3,838,850	84,176	4,176,099	178,433
Expenses
Management Fees	4,680,762	1,992,464	7,400,696	3,610,476
Brokerage Commissions and Fees	386,024	181,551	578,652	305,835
Interest Expense	14,924	2,453	18,351	4,076
Total Expenses	5,081,710	2,176,468	7,997,699	3,920,387
Less: Waivers	(349,781)	(25,468)	(383,486)	(127,038)
Net Expenses	4,731,929	2,151,000	7,614,213	3,793,349
Net Investment Income (Loss)	(893,079)	(2,066,824)	(3,438,114)	(3,614,916)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	1	(5)	1	(5)
Commodity Futures Contracts	44,793,166	69,120,855	90,437,715	109,395,087
Net Realized Gain (Loss)	44,793,167	69,120,850	90,437,716	109,395,082
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(1,621,465)	(56,615)	(1,774,649)	(16,674)
Affiliated Investments	42,235	(12,671)	(21,118)	—
Commodity Futures Contracts	(204,214,439)	12,406,275	(127,670,737)	4,872,639
Net Change in Unrealized Gain (Loss)	(205,793,669)	12,336,989	(129,466,504)	4,855,965
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(161,000,502)	81,457,839	(39,028,788)	114,251,047
Net Income (Loss)	$(161,893,581)	$79,391,015	$(42,466,902)	$110,636,131

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2022

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2022	40	$874	85,900,000	$1,877,905,312	$1,877,906,186
Purchases of Shares			25,100,000	563,701,172	563,701,172
Redemption of Shares			(21,400,000)	(453,323,444)	(453,323,444)
Net Increase (Decrease) due to Share Transactions			3,700,000	110,377,728	110,377,728
Net Income (Loss)
Net Investment Income (Loss)		4		(893,083)	(893,079)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(88)		44,793,255	44,793,167
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		25		(205,793,694)	(205,793,669)
Net Income (Loss)		(59)		(161,893,522)	(161,893,581)
Net Change in Shareholders' Equity	—	(59)	3,700,000	(51,515,794)	(51,515,853)
Balance at June 30, 2022	40	$815	89,600,000	$1,826,389,518	$1,826,390,333

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

Invesco DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2022

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2021	40	$789	51,600,000	$1,018,199,258	$1,018,200,047
Purchases of Shares			65,100,000	1,424,866,990	1,424,866,990
Redemption of Shares			(27,100,000)	(574,209,802)	(574,209,802)
Net Increase (Decrease) due to Share Transactions			38,000,000	850,657,188	850,657,188
Net Income (Loss)
Net Investment Income (Loss)		2		(3,438,116)	(3,438,114)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(55)		90,437,771	90,437,716
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		79		(129,466,583)	(129,466,504)
Net Income (Loss)		26		(42,466,928)	(42,466,902)
Net Change in Shareholders' Equity	—	26	38,000,000	808,190,260	808,190,286
Balance at June 30, 2022	40	$815	89,600,000	$1,826,389,518	$1,826,390,333

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

Invesco DB Agriculture Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net Income (Loss)	$(42,466,902)	$110,636,131
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(995,239,952)	(312,938,238)
Proceeds from securities sold and matured	331,011,600	149,999,995
Cost of affiliated investments purchased	(2,064,002,549)	(820,619,501)
Proceeds from affiliated investments sold	1,893,536,954	728,343,292
Net accretion of discount on United States Treasury Obligations	(1,553,100)	(101,332)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(1)	5
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	1,795,767	16,674
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	16,350,796	(15,327,174)
Dividends from affiliates	(1,002,285)	(4,836)
Management fees	718,534	269,649
Brokerage commissions and fees	2,037	(205)
Net cash provided by (used in) operating activities	(860,849,101)	(159,725,540)
Cash flows from financing activities:
Proceeds from purchases of Shares	1,424,866,990	375,664,714
Redemption of Shares	(564,017,889)	(222,597,575)
Net cash provided by (used in) financing activities	860,849,101	153,067,139
Net change in cash	—	(6,658,401)
Cash at beginning of period	—	6,658,401
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$18,351	$4,076

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Notes to Unaudited Financial Statements

June 30, 2022

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2022 and 2021. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022.

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

No distributions were paid for the three and six months ended June 30, 2022 and 2021.
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

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2022 and 2021, the Fund did not incur such expenses.
H.	Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $7.00 and $7.00 per round-turn trade during the three and six months ended June 30, 2022, respectively. On average, total charges paid to the Commodity Broker, as applicable were less than $7.00 and $7.00 per round-turn trade during the three and six months ended June 30, 2021, respectively.
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

The Managing Owner waived fees of $349,781 and $383,486 for the three and six months ended June 30, 2022, respectively. The Managing Owner waived fees of $25,468 and $127,038 for the three and six months ended June 30, 2021, respectively.

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

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2022 and December 31, 2021.

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

The following is a summary of the tiered valuation input levels as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$867,015,020	$—	$867,015,020
Exchange-Traded Fund	89,200,320	—	—	89,200,320
Money Market Mutual Fund	908,887,796	—	—	908,887,796
Total Investments in Securities	998,088,116	867,015,020	—	1,865,103,136
Other Investments - Assets(a)
Commodity Futures Contracts	9,942,156	—	—	9,942,156
Other Investments - Liabilities(a)
Commodity Futures Contracts	(102,617,097)	—	—	(102,617,097)
Total Other Investments	(92,674,941)	—	—	(92,674,941)
Total Investments	$905,413,175	$867,015,020	$—	$1,772,428,195

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$203,008,216	$—	$203,008,216
Exchange-Traded Fund	89,221,438	—	—	89,221,438
Money Market Mutual Fund	738,422,201	—	—	738,422,201
Total Investments in Securities	827,643,639	203,008,216	—	1,030,651,855
Other Investments - Assets(a)
Commodity Futures Contracts	37,970,303	—	—	37,970,303
Other Investments - Liabilities(a)
Commodity Futures Contracts	(2,974,507)	—	—	(2,974,507)
Total Other Investments	34,995,796	—	—	34,995,796
Total Investments	$862,639,435	$203,008,216	$—	$1,065,647,651

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

  The Fair Value of Derivative Instruments is as follows:

	June 30, 2022		December 31, 2021
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$9,942,156	$(102,617,097)	$37,970,303	$(2,974,507)

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2022 and December 31, 2021 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2022	2021
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$44,793,166	$69,120,855
	Net Change in Unrealized Gain (Loss)	(204,214,439)	12,406,275
Total		$(159,421,273)	$81,527,130

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2022	2021
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$90,437,715	$109,395,087
	Net Change in Unrealized Gain (Loss)	(127,670,737)	4,872,639
Total		$(37,233,022)	$114,267,726

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Average Notional Value	$2,067,783,793	$915,657,991	$1,661,432,775	$843,947,916

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2022.

	Value 03/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$89,158,085	$—	$—	$42,235	$—	$89,200,320	$60,371
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	1,498,260,698	873,833,477	(1,463,206,379)	—	—	908,887,796	2,360,614
Total	$1,587,418,783	$873,833,477	$(1,463,206,379)	$42,235	$—	$998,088,116	$2,420,985

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$89,221,438	$—	$—	$(21,118)	$—	$89,200,320	$65,743
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	738,422,201	2,064,002,549	(1,893,536,954)	—	—	908,887,796	2,554,109
Total	$827,643,639	$2,064,002,549	$(1,893,536,954)	$(21,118)	$—	$998,088,116	$2,619,852

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2021.

	Value 03/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2021	Dividend Income
Invesco Treasury Collateral ETF	$89,272,120	$—	$—	$(12,671)	$—	$89,259,449	$1,174
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	359,234,249	426,376,740	(356,784,515)	—	—	428,826,474	32,235
Total	$448,506,369	$426,376,740	$(356,784,515)	$(12,671)	$—	$518,085,923	$33,409

	Value 12/31/2020	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2021	Dividend Income
Invesco Treasury Collateral ETF	$89,259,449	$—	$—	$—	$—	$89,259,449	$14,453
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	336,550,265	820,619,501	(728,343,292)	—	—	428,826,474	62,648
Total	$425,809,714	$820,619,501	$(728,343,292)	$—	$—	$518,085,923	$77,101

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

Note 11 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2022 and 2021. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Asset Value
Net asset value per Share, beginning of period	$21.86	$16.91	$19.73	$16.13
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(1.47)	1.75	0.69	2.56
Net investment income (loss) (b)	(0.01)	(0.04)	(0.04)	(0.07)
Net income (loss)	(1.48)	1.71	0.65	2.49
Net asset value per Share, end of period	$20.38	$18.62	$20.38	$18.62
Market value per Share, beginning of period (c)	$21.87	$16.99	$19.75	$16.14
Market value per Share, end of period (c)	$20.39	$18.66	$20.39	$18.66

Ratio to average Net Assets (d)
Net investment income (loss)	(0.16)%	(0.88)%	(0.39)%	(0.85)%
Expenses, after waivers	0.86%	0.92%	0.87%	0.89%
Expenses, prior to waivers	0.92%	0.93%	0.92%	0.92%
Total Return, at net asset value (e)	(6.77)%	10.11%	3.29%	15.44%
Total Return, at market value (e)	(6.77)%	9.83%	3.24%	15.61%

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

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause actual results to differ materially from those expressed by such forward-looking statements.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of June 30, 2022:

Index Commodity	Fund Weight (%)
Cocoa	9.30%
Coffee	11.82
Corn	13.51
Cotton	2.74
Feeder Cattle	3.62
Kansas City Wheat	7.23
Lean Hogs	8.38
Live Cattle	11.07
Soybeans	14.23
Sugar	11.40
Wheat	6.70
Closing Level as of June 30, 2022:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(860.8) million and $(159.7) million for the six months ended June 30, 2022 and 2021, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2022, $995.2 million was paid to purchase United States Treasury Obligations and $331.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2021, $312.9 million was paid to purchase United States Treasury Obligations and $150.0 million was received from sales and maturing United States Treasury Obligations. $1,893.5 million was received from sales of affiliated investments and $2,064.0 million was paid to purchase affiliated investments during the six months ended June 30, 2022. $728.3 million was received from sales of affiliated investments and $820.6 million was paid to purchase affiliated investments during the six months ended June 30, 2021.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $860.8 million and $153.1 million during the six months ended June 30, 2022 and 2021, respectively. This included $1,424.9 million and $375.7 million from Shares purchased by Authorized Participants and $564.0 million and $222.6 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2022 and 2021, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

COMPARISON OF MARKET, NAV AND DBIQ DIVERSIFIED AGRICULTURE INDEX ERTM

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

DBA - For the Three Months Ended June 30, 2022
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Percentage Change
3/31/2022
6/30/2022
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

DBA - For the Six Months Ended June 30, 2022
18.00%
16.00%
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
Percentage Change
12/31/2021
6/30/2022
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

Performance Summary

This Report covers the three and six months ended June 30, 2022 and 2021. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2022 and 2021” below provides an overview of the changes in the closing levels of the DBIQ Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ Diversified Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index

Commodity Returns for the Three and Six Months Ended June 30, 2022 and 2021

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ AGRICULTURE TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2022	2021	2022	2021
DB Cocoa Indices	(14.39)%	(1.18)%	(11.80)%	(7.22)%
DB Coffee Indices	1.87	25.81	1.85	19.11
DB Corn Indices	(9.45)	20.83	12.10	34.24
DB Cotton Indices	(14.01)	2.44	6.15	4.43
DB Feeder Cattle Indices	(3.42)	(2.55)	(11.02)	(1.76)
DB Kansas City Wheat Indices	(6.86)	8.04	20.32	3.52
DB Lean Hogs Indices	(15.22)	(0.02)	4.82	30.27
DB Live Cattle Indices	(4.62)	(2.65)	(7.06)	1.13
DB Soybean Indices	2.91	11.37	15.26	25.86
DB Sugar Indices	(4.09)	21.05	1.11	27.44
DB Wheat Indices	(11.21)	9.17	16.47	7.01
AGGREGATE RETURN	(6.40)%	10.35%	4.01%	15.91%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2021

Fund Share Price Performance

For the three months ended June 30, 2022, the NYSE Arca market value of each Share decreased from $21.87 per Share to $20.39 per Share. The Share price low and high for the three months ended June 30, 2022 and related change from the Share price on March 31, 2022 was as follows: Shares traded at a low of $20.39 per Share (-6.79%) on June 30, 2022, and a high of $22.98 per Share (+5.05%) on May 17, 2022. The total return for the Fund on a market value basis was -6.77%.

Agricultural commodities performed negatively for the quarter, pressured by macro headwinds, dollar strength (a strong dollar hurts sales of raw materials) and easing supply concerns. Despite rallying earlier in the quarter on heightened weather risks and growing global food protectionism, grain prices reversed with weather outlooks normalizing, optimism around the return of Ukrainian supplies growing and recession fears overwhelming the market. Futures roll costs for several livestock and soft commodities further added to the negative performance.

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

Agricultural commodities had a positive second quarter in 2021. Adverse weather across South America, North America, and Europe, coupled with growing Chinese feedstock demand as they worked to rebuild their hog herd following the massive outbreak of African swine fever, helped grains power to fresh multi-year highs. Sugar and coffee also soared as weather uncertainty in top producer Brazil clouded the supply outlook. Rising sugar-based ethanol demand, as the world started to emerge from lockdowns, also boosted sugar prices.

Fund Share Net Asset Performance

For the three months ended June 30, 2022, the NAV of each Share decreased from $21.86 per Share to $20.38 per Share. Falling commodity futures contract prices for Cocoa, Corn, Cotton, Feeder Cattle, Kansas City Wheat, Lean Hogs, Live Cattle, Sugar and Wheat were offset by rising commodity futures contract prices of Coffee and Soybeans during the three months ended June 30, 2022, contributing to an overall 6.65% decrease in the level of the Index and to a 6.40% decrease in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was -6.77%.

Net income (loss) for the three months ended June 30, 2022 was $(161.9) million, primarily resulting from $3.8 million of income, net realized gain (loss) of $44.8 million, net change in unrealized gain (loss) of $(205.8) million and net operating expenses of $4.7 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2021

Fund Share Price Performance

For the six months ended June 30, 2022, the NYSE Arca market value of each Share increased from $19.75 per Share to $20.39 per Share. The Share price low and high for the six months ended June 30, 2022 and related change from the Share price on December 31, 2021 was as follows: Shares traded at a low of $19.64 per Share (-0.56%) on January 10, 2022, and a high of $22.98 per Share (+16.36%) on May 17, 2022. The total return for the Fund on a market value basis was +3.24%.

Despite the negative performance for agricultural commodities in Q2, the Fund still managed to lock in a small gain for the first half of the year. The largest contributors were grains which rallied to multi year highs in the first quarter following Russia’s invasion of Ukraine. Given both countries are vital players in the global grains trade and Russia is one of the world’s largest exporters of fertilizers, disrupted supplies threatened to leave the world in a global food crisis.

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

Agricultural commodities had a positive first half of 2021. Adverse weather across key producing regions, coupled with growing Chinese feedstock demand as they worked to rebuild their hog herd following the massive outbreak of African swine fever, helped grains power to fresh multi-year highs in the second quarter. Sugar and coffee also soared as weather uncertainty in top producer Brazil clouded the supply outlook, and rising sugar-based ethanol demand further boosted sugar prices.

Fund Share Net Asset Performance

For the six months ended June 30, 2022, the NAV of each Share increased from $19.73 per Share to $20.38 per Share. Rising commodity futures contract prices for Coffee, Corn, Cotton, Kansas City Wheat, Lean Hogs, Soybeans, Sugar and Wheat were offset by falling commodity futures contract prices of Cocoa, Feeder Cattle and Live Cattle during the six months ended June 30, 2022, contributing to an overall 3.66% increase in the level of the Index and to a 4.01% increase in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was +3.29%.

Net income (loss) for the six months ended June 30, 2022 was $(42.5) million, primarily resulting from $4.2 million of income, net realized gain (loss) of $90.4 million, net change in unrealized gain (loss) of $(129.5) million and net operating expenses of $7.6 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2022.

				For the Six Months Ended
				June 30, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$1,826,390,333	0.74%	$31,829,657	7

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2021.

				For the Year Ended
				December 31, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$1,018,200,047	0.74%	$17,559,990	10

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

The following were the primary trading risk exposures of the Fund as of June 30, 2022 by market sector:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended June 30, 2022 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2022 to April 30, 2022	800,000	$22.30
May 1, 2022 to May 31, 2022	2,700,000	$21.75
June 1, 2022 to June 30, 2022	17,900,000	$21.05
Total	21,400,000	$21.18

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Agriculture Fund — June 30, 2022 and December 31, 2021 (Unaudited), (ii) the Schedule of Investments of Invesco DB Agriculture Fund — June 30, 2022 (Unaudited), (iii) the Schedule of Investments of Invesco DB Agriculture Fund — December 31, 2021 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Agriculture Fund — For the Three and Six Months Ended June 30, 2022 and 2021 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Three Months Ended June 30, 2022 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Three Months Ended June 30, 2021 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Six Months Ended June 30, 2022 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB

Agriculture Fund — For the Six Months Ended June 30, 2021 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Agriculture Fund — For the Six Months Ended June 30, 2022 and 2021 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Agriculture Fund — June 30, 2022.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Agriculture Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 4, 2022		By:	/s/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: August 4, 2022		By:	/s/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools