Form 10-Q
period 2022-09-30
INVESCO DB AGRICULTURE FUND; Invesco DB Multi-Sector Commodity Trust
filed 2022-11-04
CIK 1383082, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of outstanding Shares as of September 30, 2022: 73,500,000

INVESCO DB AGRICULTURE FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

Invesco DB Agriculture Fund

Statements of Financial Condition

September 30, 2022 and December 31, 2021

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
United States Treasury Obligations, at value (cost $803,397,309 and $203,006,323, respectively)	$802,333,221	$203,008,216
Affiliated Investments, at value (cost $686,149,306 and $827,467,069, respectively)	686,118,924	827,643,639
Receivable for:
Dividends from affiliates	1,245,326	16,060
Total assets	$1,489,697,471	$1,030,667,915
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$6,123,270	$11,724,005
Payable for:
Fund shares reacquired	8,024,821	—
Management fees	1,010,448	738,857
Brokerage commissions and fees	2,983	5,006
Total liabilities	15,161,522	12,467,868
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	802	789
Shareholders' equity—Shares	1,474,535,147	1,018,199,258
Total shareholders' equity	1,474,535,949	1,018,200,047
Total liabilities and equity	$1,489,697,471	$1,030,667,915
General Shares outstanding	40	40
Shares outstanding	73,500,000	51,600,000
Net asset value per share	$20.06	$19.73
Market value per share	$20.03	$19.75

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Schedule of Investments

September 30, 2022

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bill, 1.850% due October 6, 2022 (b)	6.78%	$99,980,521	$100,000,000
U.S. Treasury Bills, 2.470% due October 20, 2022	6.77	99,882,062	100,000,000
U.S. Treasury Bills, 2.520% due October 27, 2022 (b)	6.09	89,846,100	90,000,000
U.S. Treasury Bill, 2.490% due November 3, 2022 (b)	2.71	39,908,608	40,000,000
U.S. Treasury Bills, 2.880% due December 1, 2022 (b)	28.69	422,988,776	425,000,000
U.S. Treasury Bills, 2.965% due December 8, 2022 (b)	3.37	49,727,154	50,000,000
Total United States Treasury Obligations (cost $803,397,309)	54.41%	$802,333,221
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $89,044,868) (c)	6.04%	$89,014,486	844,700
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 2.88% (cost $597,104,438) (c)(d)	40.49	597,104,438	597,104,438
Total Affiliated Investments (cost $686,149,306)	46.53%	$686,118,924
Total Investments in Securities (cost $1,489,546,615)	100.94%	$1,488,452,145

(a)	Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)	United States Treasury Obligations of $408,758,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)	Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)	The rate shown is the 7-day SEC standardized yield as of September 30, 2022.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	6,612	September - 2023	$208,030,049	$13,556,376	$13,556,376
CBOT Soybean	2,932	November - 2022	200,072,350	(12,065,090)	(12,065,090)
CBOT Wheat	2,233	July - 2023	101,852,713	(19,353,886)	(19,353,886)
CBOT Wheat KCB	2,331	July - 2023	111,130,425	(18,975,798)	(18,975,798)
CME Feeder Cattle	601	November - 2022	52,474,813	(3,453,101)	(3,453,101)
CME Lean Hogs	3,983	December - 2022	121,441,670	(10,907,192)	(10,907,192)
CME Live Cattle	2,908	December - 2022	171,048,560	(3,803,540)	(3,803,540)
NYB-ICE Cocoa	5,866	December - 2022	138,085,640	(612,154)	(612,154)
NYB-ICE Coffee	2,089	December - 2022	173,556,731	8,523,881	8,523,881
NYB-ICE Cotton	834	December - 2022	35,586,780	(14,494,465)	(14,494,465)
NYB-ICE Sugar	8,711	June - 2023	161,369,533	(5,656,235)	(5,656,235)
Total Commodity Futures Contracts				$(67,241,204)	$(67,241,204)

(e)	Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

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

Invesco DB Agriculture Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Income
Interest Income	$3,141,756	$42,366	$4,698,003	$143,698
Dividends from Affiliates	3,674,151	27,529	6,294,003	104,630
Total Income	6,815,907	69,895	10,992,006	248,328
Expenses
Management Fees	3,325,068	1,883,146	10,725,764	5,493,622
Brokerage Commissions and Fees	302,134	169,532	880,786	475,367
Interest Expense	39,452	4,105	57,803	8,181
Total Expenses	3,666,654	2,056,783	11,664,353	5,977,170
Less: Waivers	(173,488)	(17,999)	(556,974)	(145,037)
Net Expenses	3,493,166	2,038,784	11,107,379	5,832,133
Net Investment Income (Loss)	3,322,741	(1,968,889)	(115,373)	(5,583,805)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	(1)	1	(6)
Commodity Futures Contracts	(63,789,914)	63,908,878	26,647,801	173,303,965
Net Realized Gain (Loss)	(63,789,914)	63,908,877	26,647,802	173,303,959
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	708,668	6,870	(1,065,981)	(9,804)
Affiliated Investments	(185,834)	(8,447)	(206,952)	(8,447)
Commodity Futures Contracts	25,433,737	(39,252,146)	(102,237,000)	(34,379,507)
Net Change in Unrealized Gain (Loss)	25,956,571	(39,253,723)	(103,509,933)	(34,397,758)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(37,833,343)	24,655,154	(76,862,131)	138,906,201
Net Income (Loss)	$(34,510,602)	$22,686,265	$(76,977,504)	$133,322,396

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2022

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2022	40	$815	89,600,000	$1,826,389,518	$1,826,390,333
Purchases of Shares			3,600,000	73,208,679	73,208,679
Redemption of Shares			(19,700,000)	(390,552,461)	(390,552,461)
Net Increase (Decrease) due to Share Transactions			(16,100,000)	(317,343,782)	(317,343,782)
Net Income (Loss)
Net Investment Income (Loss)		(2)		3,322,743	3,322,741
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		51		(63,789,965)	(63,789,914)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(62)		25,956,633	25,956,571
Net Income (Loss)		(13)		(34,510,589)	(34,510,602)
Net Change in Shareholders' Equity	—	(13)	(16,100,000)	(351,854,371)	(351,854,384)
Balance at September 30, 2022	40	$802	73,500,000	$1,474,535,147	$1,474,535,949

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

Invesco DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2022

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2021	40	$789	51,600,000	$1,018,199,258	$1,018,200,047
Purchases of Shares			68,700,000	1,498,075,669	1,498,075,669
Redemption of Shares			(46,800,000)	(964,762,263)	(964,762,263)
Net Increase (Decrease) due to Share Transactions			21,900,000	533,313,406	533,313,406
Net Income (Loss)
Net Investment Income (Loss)		—		(115,373)	(115,373)
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(4)		26,647,806	26,647,802
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		17		(103,509,950)	(103,509,933)
Net Income (Loss)		13		(76,977,517)	(76,977,504)
Net Change in Shareholders' Equity	—	13	21,900,000	456,335,889	456,335,902
Balance at September 30, 2022	40	$802	73,500,000	$1,474,535,147	$1,474,535,949

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

Invesco DB Agriculture Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net Income (Loss)	$(76,977,504)	$133,322,396
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(1,074,733,385)	(493,917,062)
Proceeds from securities sold and matured	479,011,600	340,999,995
Cost of affiliated investments purchased	(2,518,951,339)	(1,042,380,963)
Proceeds from affiliated investments sold	2,660,269,102	959,327,926
Net accretion of discount on United States Treasury Obligations	(4,669,200)	(143,699)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(1)	6
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	1,272,933	18,251
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	(5,600,735)	(166,856)
Dividends from affiliates	(1,229,266)	(3,322)
Management fees	271,591	196,670
Brokerage commissions and fees	(2,023)	(4,487)
Net cash provided by (used in) operating activities	(541,338,227)	(102,751,145)
Cash flows from financing activities:
Proceeds from purchases of Shares	1,498,075,669	389,161,932
Redemption of Shares	(956,737,442)	(293,069,188)
Net cash provided by (used in) financing activities	541,338,227	96,092,744
Net change in cash	—	(6,658,401)
Cash at beginning of period	—	6,658,401
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$57,803	$8,181

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Notes to Unaudited Financial Statements

September 30, 2022

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2022 and 2021. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 25, 2022.

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

No distributions were paid for the three and nine months ended September 30, 2022 and 2021.
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

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2022 and 2021, the Fund did not incur such expenses.
H.	Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $7.00 and $7.00 per round-turn trade during the three and nine months ended September 30, 2022, respectively. On average, total charges paid to the Commodity Broker, as applicable were less than $7.00 and $7.00 per round-turn trade during the three and nine months ended September 30, 2021, respectively.
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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2019.
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

The Managing Owner waived fees of $173,488 and $556,974 for the three and nine months ended September 30, 2022, respectively. The Managing Owner waived fees of $17,999 and $145,037 for the three and nine months ended September 30, 2021, respectively.

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

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of September 30, 2022 and December 31, 2021.

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

The following is a summary of the tiered valuation input levels as of September 30, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$802,333,221	$—	$802,333,221
Exchange-Traded Fund	89,014,486	—	—	89,014,486
Money Market Mutual Fund	597,104,438	—	—	597,104,438
Total Investments in Securities	686,118,924	802,333,221	—	1,488,452,145
Other Investments - Assets(a)
Commodity Futures Contracts	22,080,257	—	—	22,080,257
Other Investments - Liabilities(a)
Commodity Futures Contracts	(89,321,461)	—	—	(89,321,461)
Total Other Investments	(67,241,204)	—	—	(67,241,204)
Total Investments	$618,877,720	$802,333,221	$—	$1,421,210,941

(a)	Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$203,008,216	$—	$203,008,216
Exchange-Traded Fund	89,221,438	—	—	89,221,438
Money Market Mutual Fund	738,422,201	—	—	738,422,201
Total Investments in Securities	827,643,639	203,008,216	—	1,030,651,855
Other Investments - Assets(a)
Commodity Futures Contracts	37,970,303	—	—	37,970,303
Other Investments - Liabilities(a)
Commodity Futures Contracts	(2,974,507)	—	—	(2,974,507)
Total Other Investments	34,995,796	—	—	34,995,796
Total Investments	$862,639,435	$203,008,216	$—	$1,065,647,651

(a)	Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

  The Fair Value of Derivative Instruments is as follows:

	September 30, 2022		December 31, 2021
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$22,080,257	$(89,321,461)	$37,970,303	$(2,974,507)

(a)

Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2022 and December 31, 2021 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2022	2021
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(63,789,914)	$63,908,878
	Net Change in Unrealized Gain (Loss)	25,433,737	(39,252,146)
Total		$(38,356,177)	$24,656,732

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2022	2021
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$26,647,801	$173,303,965
	Net Change in Unrealized Gain (Loss)	(102,237,000)	(34,379,507)
Total		$(75,589,199)	$138,924,458

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Average Notional Value	$1,596,033,043	$885,401,138	$1,657,682,077	$853,689,294

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

The Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore the Invesco Government & Agency Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2022.

	Value 06/30/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$89,200,320	$—	$—	$(185,834)	$—	$89,014,486	$407,982
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	908,887,796	454,948,790	(766,732,148)	—	—	597,104,438	3,266,169
Total	$998,088,116	$454,948,790	$(766,732,148)	$(185,834)	$—	$686,118,924	$3,674,151

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$89,221,438	$—	$—	$(206,952)	$—	$89,014,486	$473,725
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	738,422,201	2,518,951,339	(2,660,269,102)	—	—	597,104,438	5,820,278
Total	$827,643,639	$2,518,951,339	$(2,660,269,102)	$(206,952)	$—	$686,118,924	$6,294,003

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

Note 11 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2022 and 2021. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Asset Value
Net asset value per Share, beginning of period	$20.38	$18.62	$19.73	$16.13
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(0.36)	0.55	0.33	3.12
Net investment income (loss) (b)	0.04	(0.04)	(0.00)	(0.12)
Net income (loss)	(0.32)	0.51	0.33	3.00
Net asset value per Share, end of period	$20.06	$19.13	$20.06	$19.13
Market value per Share, beginning of period (c)	$20.39	$18.66	$19.75	$16.14
Market value per Share, end of period (c)	$20.03	$19.12	$20.03	$19.12

Ratio to average Net Assets (d)
Net investment income (loss)	0.85%	(0.89)%	(0.01)%	(0.86)%
Expenses, after waivers	0.89%	0.92%	0.88%	0.90%
Expenses, prior to waivers	0.94%	0.93%	0.92%	0.92%
Total Return, at net asset value (e)	(1.57)%	2.74%	1.67%	18.60%
Total Return, at market value (e)	(1.76)%	2.47%	1.42%	18.46%

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

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause actual results to differ materially from those expressed by such forward-looking statements. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. Factors that could cause results to differ from those expressed in the forward-looking statements are subject to a number of risks, uncertainties and other factors, including those described in the “Risk Factors” section of the Fund’s Prospectus and elsewhere in the Prospectus and in other SEC filings by the Fund, as well as the following:

•	Risks and uncertainty related to the ongoing COVID-19 pandemic and any other adverse public health developments;
•	Risks related to geopolitical conflict, including the on-going hostilities in Ukraine, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience;
•	Risks related to market volatility and fluctuations in the price of assets held by the Fund, including the imposition of trading limitations or trading halts, and the potential loss of investment;
•	Risks that the market price of Shares will not correspond to NAV;
•	Risks related to market competition;
•	Risks related to the market conditions unique to futures contracts; and
•	Risks related to the impact of regulatory actions, such as position limits, accountability levels and daily limits.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2022:

Index Commodity	Fund Weight (%)
Cocoa	9.36%
Coffee	11.77
Corn	14.11
Cotton	2.41
Feeder Cattle	3.56
Kansas City Wheat	7.53
Lean Hogs	8.24
Live Cattle	11.60
Soybeans	13.57
Sugar	10.94
Wheat	6.91
Closing Level as of September 30, 2022:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(541.3) million and $(102.8) million for the nine months ended September 30, 2022 and 2021, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2022, $1,074.7 million was paid to purchase United States Treasury Obligations and $479.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2021, $493.9 million was paid to purchase United States Treasury Obligations and $341.0 million was received from sales and maturing United States Treasury Obligations. $2,660.3 million was received from sales of affiliated investments and $2,519.0 million was paid to purchase affiliated investments during the nine months ended September 30, 2022. $959.3 million was received from sales of affiliated investments and $1,042.4 million was paid to purchase affiliated investments during the nine months ended September 30, 2021.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $541.3 million and $96.1 million during the nine months ended September 30, 2022 and 2021, respectively. This included $1,498.1 million and $389.2 million from Shares purchased by Authorized Participants and $956.7 million and $293.1 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2022 and 2021, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

COMPARISON OF MARKET, NAV AND DBIQ DIVERSIFIED AGRICULTURE INDEX ERTM

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

DBA - For the Three Months Ended September 30, 2022
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
-4.00%
-5.00%
-6.00%
Percentage Change
6/30/2022
9/30/2022
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

DBA - For the Nine Months Ended September 30, 2022
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Percentage Change
12/31/2021
9/30/2022
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

Performance Summary

This Report covers the three and nine months ended September 30, 2022 and 2021. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2022 and 2021” below provides an overview of the changes in the closing levels of the DBIQ Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ Diversified Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index

Commodity Returns for the Three and Nine Months Ended September 30, 2022 and 2021

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ AGRICULTURE TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2022	2021	2022	2021
DB Cocoa Indices	(0.61)%	8.52%	(12.34)%	0.69%
DB Coffee Indices	(1.55)	19.40	0.27	42.22
DB Corn Indices	3.24	(7.84)	15.74	23.71
DB Cotton Indices	(13.08)	24.63	(7.73)	30.15
DB Feeder Cattle Indices	(2.66)	(5.58)	(13.39)	(7.24)
DB Kansas City Wheat Indices	2.99	9.68	23.92	13.54
DB Lean Hogs Indices	(2.90)	7.46	1.78	39.99
DB Live Cattle Indices	3.57	(6.77)	(3.74)	(5.71)
DB Soybean Indices	(5.77)	(10.21)	8.61	13.01
DB Sugar Indices	(5.09)	8.63	(4.04)	38.44
DB Wheat Indices	1.85	4.99	18.62	12.35
AGGREGATE RETURN	(1.17)%	2.98%	2.80%	19.37%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2021

Fund Share Price Performance

For the three months ended September 30, 2022, the NYSE Arca market value of each Share decreased from $20.39 per Share to $20.03 per Share. The Share price low and high for the three months ended September 30, 2022 and related change from the Share price on June 30, 2022 was as follows: Shares traded at a low of $19.30 per Share (-5.35%) on July 22, 2022, and a high of $20.81 per Share (+2.06%) on August 29, 2022. The total return for the Fund on a market value basis was -1.76%.

Agricultural commodities were mixed for the quarter but finished slightly down. From July to mid-August, this sector experienced investor outflows buoyed by recession fears and favorable weather, as well as the initial success of the Black Sea Grains Initiative, but shifted to inflows to end August as severe heatwaves and low precipitation threatened grain yields. In September, supply concerns were escalated due to a lagged harvest in the U.S., delays in Ukraine and China due to wet weather, lack of rain in Argentina (for wheat) and renewed geopolitical turbulence, though prices continued to be weighed down heavily by recession fears and U.S. dollar strength.

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

Agricultural commodities had a positive third quarter in 2021. Soft commodities like coffee and sugar were the largest contributors, with prices continuing to soar on weather uncertainty in top producer Brazil. As the world continued to emerge from lockdowns, rising sugar-based ethanol demand also boosted sugar prices. Furthermore, adverse weather globally, coupled with growing Chinese feedstock demand as they worked to rebuild their hog herd following the massive outbreak of African swine fever, continued to keep grains prices elevated.

Fund Share Net Asset Performance

For the three months ended September 30, 2022, the NAV of each Share decreased from $20.38 per Share to $20.06 per Share. Falling commodity futures contract prices for Cocoa, Coffee, Cotton, Feeder Cattle, Lean Hogs, Soybeans and Sugar were offset by rising commodity futures contract prices of Corn, Kansas City Wheat, Live Cattle and Wheat during the three months ended September 30, 2022, contributing to an overall 1.82% decrease in the level of the Index and to a 1.17% decrease in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was -1.57%.

Net income (loss) for the three months ended September 30, 2022 was $(34.5) million, primarily resulting from $6.8 million of income, net realized gain (loss) of $(63.8) million, net change in unrealized gain (loss) of $26.0 million and net operating expenses of $3.5 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Fund Share Price Performance

For the nine months ended September 30, 2022, the NYSE Arca market value of each Share increased from $19.75 per Share to $20.03 per Share. The Share price low and high for the nine months ended September 30, 2022 and related change from the Share price on December 31, 2021 was as follows: Shares traded at a low of $19.30 per Share (-2.28%) on July 22, 2022, and a high of $22.98 per Share (+16.36%) on May 17, 2022. The total return for the Fund on a market value basis was +1.42%.

Despite the negative performance for agricultural commodities in Q2 and Q3, the Fund still managed to lock in a small gain year-to-date. The largest contributors were grains which rallied to multi-year highs in the first quarter following Russia’s invasion of Ukraine given both countries are vital players in the global grains trade. Additionally, significant risk premium was added back to the grains market to end the third quarter after tensions in Ukraine escalated with Putin threatening to use nuclear weapons and annexing territories in response to his military setbacks. Increasing energy prices also continued to drive up agricultural processing and transportation costs though underperformance in softs and livestock commodities dented returns.

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

Agricultural commodities posted strong performance year-to-date. Adverse weather across key producing regions, coupled with growing Chinese feedstock demand as they worked to rebuild their hog herd following the massive outbreak of African swine fever, helped grains power to fresh multi-year highs in the second quarter. Soft commodities like sugar and coffee, the largest contributors, also soared as persistent weather uncertainty in top producer Brazil clouded the supply outlook, and rising sugar-based ethanol demand further boosted sugar prices.

Fund Share Net Asset Performance

For the nine months ended September 30, 2022, the NAV of each Share increased from $19.73 per Share to $20.06 per Share. Rising commodity futures contract prices for Coffee, Corn, Kansas City Wheat, Lean Hogs, Soybeans and Wheat were offset by falling commodity futures contract prices of Cocoa, Cotton, Feeder Cattle, Live Cattle and Sugar during the nine months ended September 30, 2022, contributing to an overall 1.77% increase in the level of the Index and to a 2.80% increase in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was +1.67%.

Net income (loss) for the nine months ended September 30, 2022 was $(77.0) million, primarily resulting from $11.0 million of income, net realized gain (loss) of $26.6 million, net change in unrealized gain (loss) of $(103.5) million and net operating expenses of $11.1 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2022.

				For the Nine Months Ended
				September 30, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$1,474,535,949	0.77%	$26,561,967	17

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2021.

				For the Year Ended
				December 31, 2021
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$1,018,200,047	0.74%	$17,559,990	10

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

The following were the primary trading risk exposures of the Fund as of September 30, 2022 by market sector:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2022 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2022 to July 31, 2022	12,600,000	$19.69
August 1, 2022 to August 31, 2022	4,900,000	$20.02
September 1, 2022 to September 30, 2022	2,200,000	$20.18
Total	19,700,000	$19.82

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Agriculture Fund — September 30, 2022 and December 31, 2021 (Unaudited), (ii) the Schedule of Investments of Invesco DB Agriculture Fund — September 30, 2022 (Unaudited), (iii) the Schedule of Investments of Invesco DB Agriculture Fund — December 31, 2021 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Agriculture Fund — For the Three and Nine Months Ended September 30, 2022 and 2021 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Three Months Ended September 30, 2022 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Three Months Ended September 30, 2021 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Nine Months Ended September 30, 2022 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Nine Months Ended September 30, 2021 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Agriculture Fund — For the Nine Months Ended September 30, 2022 and 2021 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Agriculture Fund — September 30, 2022.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Agriculture Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 3, 2022		By:	/s/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: November 3, 2022		By:	/s/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools