Form 10-Q
period 2023-06-30
INVESCO DB AGRICULTURE FUND; Invesco DB Multi-Sector Commodity Trust
filed 2023-08-04
CIK 1383082, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of outstanding Shares as of June 30, 2023: 39,650,000

INVESCO DB AGRICULTURE FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Agriculture Fund

Statements of Financial Condition

June 30, 2023 and December 31, 2022

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
United States Treasury Obligations, at value (cost $342,775,014 and $571,517,656, respectively)	$343,037,666	$571,698,186
Affiliated Investments, at value (cost $488,814,221 and $517,626,772, respectively)	488,876,052	517,562,602
Other investments:
Variation margin receivable- Commodity Futures Contracts	6,756,650	—
Receivable for:
Dividends from affiliates	1,597,772	1,766,452
Total assets	$840,268,140	$1,091,027,240
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$—	$1,359,934
Payable for:
Fund shares reacquired	3,164,943	16,131,716
Management fees	562,695	826,520
Brokerage commissions and fees	4,760	2,140
Total liabilities	3,732,398	18,320,310
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	844	806
Shareholders' equity—Shares	836,534,898	1,072,706,124
Total shareholders' equity	836,535,742	1,072,706,930
Total liabilities and equity	$840,268,140	$1,091,027,240
General Shares outstanding	40	40
Shares outstanding	39,650,000	53,200,000
Net asset value per share	$21.10	$20.16
Market value per share	$21.08	$20.15

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Schedule of Investments

June 30, 2023

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bill, 5.220% due September 7, 2023	5.92%	$49,529,750	$50,000,000
U.S. Treasury Bill, 5.290% due November 30, 2023 (b)	35.09	293,507,916	300,000,000
Total United States Treasury Obligations (cost $342,775,014)	41.01%	$343,037,666
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $119,520,055) (c)	14.29%	$119,581,886	1,133,800
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.05% (cost $369,294,166) (c)(d)	44.15	369,294,166	369,294,166
Total Affiliated Investments (cost $488,814,221)	58.44%	$488,876,052
Total Investments in Securities (cost $831,589,235)	99.45%	$831,913,718

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $146,745,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
The rate shown is the 7-day SEC standardized yield as of June 30, 2023.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	3,210	September - 2023	$78,404,250	$(16,947,205)	$(16,947,205)
CBOT Soybean	1,460	November - 2023	98,057,250	(745,447)	(745,447)
CBOT Wheat	1,070	July - 2024	37,329,625	766,046	766,046
CBOT Wheat KCB	1,143	July - 2024	43,905,488	(177,644)	(177,644)
CME Feeder Cattle	326	August - 2023	40,354,725	4,126,047	4,126,047
CME Lean Hogs	1,474	August - 2023	54,596,960	5,764,050	5,764,050
CME Live Cattle	1,669	August - 2023	118,282,030	11,523,222	11,523,222
NYB-ICE Cocoa	3,574	September - 2023	119,836,220	9,961,551	9,961,551
NYB-ICE Coffee	1,502	September - 2023	89,556,750	(12,911,418)	(12,911,418)
NYB-ICE Cotton	542	December - 2023	21,780,270	(327,660)	(327,660)
NYB-ICE Sugar	5,678	June - 2024	134,182,496	(9,067,018)	(9,067,018)
Total Commodity Futures Contracts				$(8,035,476)	$(8,035,476)

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

Invesco DB Agriculture Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Income
Interest Income	$4,567,685	$1,417,865	$9,502,492	$1,556,247
Dividends from Affiliates	6,165,721	2,420,985	11,855,336	2,619,852
Total Income	10,733,406	3,838,850	21,357,828	4,176,099
Expenses
Management Fees	1,875,555	4,680,762	3,923,190	7,400,696
Brokerage Commissions and Fees	182,799	386,024	311,526	578,652
Interest Expense	31,880	14,924	73,220	18,351
Total Expenses	2,090,234	5,081,710	4,307,936	7,997,699
Less: Waivers	(121,232)	(349,781)	(234,379)	(383,486)
Net Expenses	1,969,002	4,731,929	4,073,557	7,614,213
Net Investment Income (Loss)	8,764,404	(893,079)	17,284,271	(3,438,114)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	(3)	1	(65)	1
Commodity Futures Contracts	18,263,580	44,793,166	18,348,157	90,437,715
Net Realized Gain (Loss)	18,263,577	44,793,167	18,348,092	90,437,716
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	16,667	(1,621,465)	82,122	(1,774,649)
Affiliated Investments	(68,028)	42,235	126,001	(21,118)
Commodity Futures Contracts	1,763,030	(204,214,439)	932,203	(127,670,737)
Net Change in Unrealized Gain (Loss)	1,711,669	(205,793,669)	1,140,326	(129,466,504)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	19,975,246	(161,000,502)	19,488,418	(39,028,788)
Net Income (Loss)	$28,739,650	$(161,893,581)	$36,772,689	$(42,466,902)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2023	40	$817	44,500,000	$908,830,724	$908,831,541
Purchases of Shares			2,950,000	61,995,250	61,995,250
Redemption of Shares			(7,800,000)	(163,030,699)	(163,030,699)
Net Increase (Decrease) due to Share Transactions			(4,850,000)	(101,035,449)	(101,035,449)
Net Income (Loss)
Net Investment Income (Loss)		6		8,764,398	8,764,404
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		19		18,263,558	18,263,577
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		2		1,711,667	1,711,669
Net Income (Loss)		27		28,739,623	28,739,650
Net Change in Shareholders' Equity	—	27	(4,850,000)	(72,295,826)	(72,295,799)
Balance at June 30, 2023	40	$844	39,650,000	$836,534,898	$836,535,742

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

Invesco DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2022	40	$806	53,200,000	$1,072,706,124	$1,072,706,930
Purchases of Shares			3,750,000	78,212,198	78,212,198
Redemption of Shares			(17,300,000)	(351,156,075)	(351,156,075)
Net Increase (Decrease) due to Share Transactions			(13,550,000)	(272,943,877)	(272,943,877)
Net Income (Loss)
Net Investment Income (Loss)		18		17,284,253	17,284,271
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		19		18,348,073	18,348,092
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		1		1,140,325	1,140,326
Net Income (Loss)		38		36,772,651	36,772,689
Net Change in Shareholders' Equity	—	38	(13,550,000)	(236,171,226)	(236,171,188)
Balance at June 30, 2023	40	$844	39,650,000	$836,534,898	$836,535,742

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

Invesco DB Agriculture Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net Income (Loss)	$36,772,689	$(42,466,902)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(711,812,583)	(995,239,952)
Proceeds from securities sold and matured	949,999,935	331,011,600
Cost of affiliated investments purchased	(1,146,372,409)	(2,064,002,549)
Proceeds from affiliated investments sold	1,175,184,960	1,893,536,954
Net accretion of discount on United States Treasury Obligations	(9,444,775)	(1,553,100)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	65	(1)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(208,123)	1,795,767
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	(8,116,584)	16,350,796
Dividends from affiliates	168,680	(1,002,285)
Management fees	(263,825)	718,534
Brokerage commissions and fees	2,620	2,037
Net cash provided by (used in) operating activities	285,910,650	(860,849,101)
Cash flows from financing activities:
Proceeds from purchases of Shares	78,212,198	1,424,866,990
Redemption of Shares	(364,122,848)	(564,017,889)
Net cash provided by (used in) financing activities	(285,910,650)	860,849,101
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$73,220	$18,351

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Notes to Unaudited Financial Statements

June 30, 2023

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2023 and 2022. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

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

No distributions were paid for the three and six months ended June 30, 2023 and 2022.

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

G.
Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2023 and 2022, the Fund did not incur such expenses.

H.
Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $7.00 and $7.00 per round-turn trade during the three and six months ended June 30, 2023, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $7.00 and $7.00 per round-turn trade during the three and six months ended June 30, 2022, respectively.

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

The Managing Owner waived fees of $121,232 and $234,379 for the three and six months ended June 30, 2023, respectively. The Managing Owner waived fees of $349,781 and $383,486 for the three and six months ended June 30, 2022, respectively.

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

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2023 and December 31, 2022. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$343,037,666	$—	$343,037,666
Exchange-Traded Fund	119,581,886	—	—	119,581,886
Money Market Mutual Fund	369,294,166	—	—	369,294,166
Total Investments in Securities	488,876,052	343,037,666	—	831,913,718
Other Investments - Assets(a)
Commodity Futures Contracts	32,140,916	—	—	32,140,916
Other Investments - Liabilities(a)
Commodity Futures Contracts	(40,176,392)	—	—	(40,176,392)
Total Other Investments	(8,035,476)	—	—	(8,035,476)
Total Investments	$480,840,576	$343,037,666	$—	$823,878,242

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$571,698,186	$—	$571,698,186
Exchange-Traded Fund	88,980,698	—	—	88,980,698
Money Market Mutual Fund	428,581,904	—	—	428,581,904
Total Investments in Securities	517,562,602	571,698,186	—	1,089,260,788
Other Investments - Assets(a)
Commodity Futures Contracts	28,870,863	—	—	28,870,863
Other Investments - Liabilities(a)
Commodity Futures Contracts	(37,838,542)	—	—	(37,838,542)
Total Other Investments	(8,967,679)	—	—	(8,967,679)
Total Investments	$508,594,923	$571,698,186	$—	$1,080,293,109

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2023		December 31, 2022
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$32,140,916	$(40,176,392)	$28,870,863	$(37,838,542)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2023 and December 31, 2022 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$18,263,580	$44,793,166
	Net Change in Unrealized Gain (Loss)	1,763,030	(204,214,439)
Total		$20,026,610	$(159,421,273)

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$18,348,157	$90,437,715
	Net Change in Unrealized Gain (Loss)	932,203	(127,670,737)
Total		$19,280,360	$(37,233,022)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Average Notional Value	$877,601,050	$2,067,783,793	$933,749,969	$1,661,432,775

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2023.

	Value 03/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2023	Dividend Income
Invesco Treasury Collateral ETF	$119,649,914	$—	$—	$(68,028)	$—	$119,581,886	$1,311,399
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	414,422,045	495,609,923	(540,737,802)	—	—	369,294,166	4,854,322
Total	$534,071,959	$495,609,923	$(540,737,802)	$(68,028)	$—	$488,876,052	$6,165,721

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2023	Dividend Income
Invesco Treasury Collateral ETF	$88,980,698	$30,475,187	$—	$126,001	$—	$119,581,886	$2,274,680
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	428,581,904	1,115,897,222	(1,175,184,960)	—	—	369,294,166	9,580,656
Total	$517,562,602	$1,146,372,409	$(1,175,184,960)	$126,001	$—	$488,876,052	$11,855,336

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2022.

	Value 03/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$89,158,085	$—	$—	$42,235	$—	$89,200,320	$60,371
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	1,498,260,698	873,833,477	(1,463,206,379)	—	—	908,887,796	2,360,614
Total	$1,587,418,783	$873,833,477	$(1,463,206,379)	$42,235	$—	$998,088,116	$2,420,985

	Value 12/31/2021	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2022	Dividend Income
Invesco Treasury Collateral ETF	$89,221,438	$—	$—	$(21,118)	$—	$89,200,320	$65,743
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	738,422,201	2,064,002,549	(1,893,536,954)	—	—	908,887,796	2,554,109
Total	$827,643,639	$2,064,002,549	$(1,893,536,954)	$(21,118)	$—	$998,088,116	$2,619,852

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

Note 11 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2023 and 2022. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Asset Value
Net asset value per Share, beginning of period	$20.42	$21.86	$20.16	$19.73
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	0.47	(1.47)	0.56	0.69
Net investment income (loss) (b)	0.21	(0.01)	0.38	(0.04)
Net income (loss)	0.68	(1.48)	0.94	0.65
Net asset value per Share, end of period	$21.10	$20.38	$21.10	$20.38
Market value per Share, beginning of period (c)	$20.43	$21.87	$20.15	$19.75
Market value per Share, end of period (c)	$21.08	$20.39	$21.08	$20.39

Ratio to average Net Assets (d)
Net investment income (loss)	3.97%	(0.16)%	3.75%	(0.39)%
Expenses, after waivers	0.89%	0.86%	0.88%	0.87%
Expenses, prior to waivers	0.95%	0.92%	0.93%	0.92%
Total Return, at net asset value (e)	3.33%	(6.77)%	4.66%	3.29%
Total Return, at market value (e)	3.18%	(6.77)%	4.62%	3.24%

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
•
Risks and uncertainty related to public health emergencies and other adverse public health developments; and
•
Risks related to geopolitical conflict, including the on-going hostilities in Ukraine, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of June 30, 2023:

Index Commodity	Fund Weight (%)
Cocoa	14.34%
Coffee	10.70
Corn	9.37
Cotton	2.60
Feeder Cattle	4.83
Kansas City Wheat	5.25
Lean Hogs	6.53
Live Cattle	14.14
Soybeans	11.73
Sugar	16.04
Wheat	4.47
Closing Level as of June 30, 2023:	100.00%

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

As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jefferies LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, Virtu Americas LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $285.9 million and $(860.8) million for the six months ended June 30, 2023 and 2022, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2023, $711.8 million was paid to purchase United States Treasury Obligations and $950.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2022, $995.2 million was paid to purchase United States Treasury Obligations and $331.0 million was received from sales and maturing United States Treasury Obligations. $1,175.2 million was received from sales of affiliated investments and $1,146.4 million was paid to purchase affiliated investments during the six months ended June 30, 2023. $1,893.5 million was received from sales of affiliated investments and $2,064.0 million was paid to purchase affiliated investments during the six months ended June 30, 2022.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(285.9) million and $860.8 million during the six months ended June 30, 2023 and 2022, respectively. This included $78.2 million and $1,424.9 million from Shares purchased by Authorized Participants and $364.1 million and $564.0 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2023 and 2022, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

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

COMPARISON OF MARKET, NAV AND DBIQ DIVERSIFIED AGRICULTURE INDEX ERTM

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

DBA - For the Three Months Ended June 30, 2023
9.00%
8.00%
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
Percentage Change
3/31/2023
6/30/2023
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

DBA - For the Six Months Ended June 30, 2023
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Percentage Change
12/31/2022
6/30/2023
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

Performance Summary

This Report covers the three and six months ended June 30, 2023 and 2022. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2023 and 2022” below provides an overview of the changes in the closing levels of the DBIQ Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ Diversified Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index

Commodity Returns for the Three and Six Months Ended June 30, 2023 and 2022

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ AGRICULTURE TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2023	2022	2023	2022
DB Cocoa Indices	17.88%	(14.39)%	32.38%	(11.80)%
DB Coffee Indices	(2.97)	1.87	(0.08)	1.85
DB Corn Indices	(14.28)	(9.45)	(20.15)	12.10
DB Cotton Indices	2.27	(14.01)	1.88	6.15
DB Feeder Cattle Indices	12.76	(3.42)	19.78	(11.02)
DB Kansas City Wheat Indices	(5.18)	(6.86)	(5.68)	20.32
DB Lean Hogs Indices	4.81	(15.22)	(16.43)	4.82
DB Live Cattle Indices	12.21	(4.62)	17.23	(7.06)
DB Soybean Indices	3.09	2.91	(2.83)	15.26
DB Sugar Indices	7.45	(4.09)	31.98	1.11
DB Wheat Indices	(8.56)	(11.21)	(18.83)	16.47
AGGREGATE RETURN	3.61%	(6.40)%	5.22%	4.01%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2022

Fund Share Price Performance

For the three months ended June 30, 2023, the NYSE Arca market value of each Share increased from $20.43 per Share to $21.08 per Share. The Share price low and high for the three months ended June 30, 2023 and related change from the Share price on March 31, 2023 was as follows: Shares traded at a low of $20.36 per Share (-0.34%) on April 4, 2023, and a high of $22.12 per Share (+8.27%) on June 21, 2023. The total return for the Fund on a market value basis was +3.18%.

Agricultural commodities posted a slight gain in the second quarter of 2023 with soft commodities cocoa and sugar, as well as live cattle, being the top contributors, offset by losses seen in corn and wheat. Cocoa prices continued to rally on weather-driven supply concerns affecting the Ivory Coast, the world’s largest exporter (prompt month futures hit the highest levels since 2015), while sugar prices receded from the spike in the first quarter of 2023, albeit still holding at elevated levels. As in the first quarter, live cattle futures continued to be supported by tight herd supplies following US droughts during the preceding year and resilient beef demand. On the other hand, despite several spikes from US weather and geopolitical concerns, corn and wheat were both pressured in the second quarter as supplies remained abundant, the Black Sea Grain Initiative kept the Ukrainian corridor open and US grains were uncompetitive.

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

Agricultural commodities performed negatively for the second quarter of 2022, pressured by macro headwinds, dollar strength (a strong dollar hurts sales of raw materials) and easing supply concerns. Despite rallying earlier in the quarter on heightened weather risks and growing global food protectionism, grain prices reversed with weather outlooks normalizing, optimism around the return of Ukrainian supplies growing and recession fears overwhelming the market. Futures roll costs for several livestock and soft commodities further added to the negative performance.

Fund Share Net Asset Performance

For the three months ended June 30, 2023, the NAV of each Share increased from $20.42 per Share to $21.10 per Share. Rising commodity futures contract prices for Cocoa, Cotton, Feeder Cattle, Lean Hogs, Live Cattle, Soybeans and Sugar were offset by falling commodity futures contract prices of Coffee, Corn, Kansas City Wheat and Wheat during the three months ended June 30, 2023, contributing to an overall 2.29% increase in the level of the Index and to a 3.61% increase in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was +3.33%.

Net income (loss) for the three months ended June 30, 2023 was $28.7 million, primarily resulting from $10.7 million of income, net realized gain (loss) of $18.3 million, net change in unrealized gain (loss) of $1.7 million and net operating expenses of $2.0 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2022

Fund Share Price Performance

For the six months ended June 30, 2023, the NYSE Arca market value of each Share increased from $20.15 per Share to $21.08 per Share. The Share price low and high for the six months ended June 30, 2023 and related change from the Share price on December 31, 2022 was as follows: Shares traded at a low of $19.36 per Share (-3.92%) on January 19, 2023, and a high of $22.12 per Share (+9.78%) on June 21, 2023. The total return for the Fund on a market value basis was +4.62%.

Agricultural commodities remained in positive territory year-to-date 2023, supported by gains in cocoa, sugar, live cattle, and feeder cattle. The cocoa rally was driven by supply shortfalls in the Ivory Coast, the largest global exporter, while sugar prices rallied on Indian export uncertainty. Live cattle and feeder cattle also added positive performance on dwindled herd counts, while grains (wheat, corn, soybeans) were all detractors. Robust wheat harvests from Russia and Australia, projections for bumper Brazilian corn and soybeans harvests, as well as the continued extension of the Black Sea Grain Initiative, continued to ease supply concerns.

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

Despite the negative performance for agricultural commodities in the second quarter of 2022, the Fund still managed to lock in a small gain for the first half of the year. The largest contributors were grains which rallied to multi year highs in the first quarter following Russia’s invasion of Ukraine. Given both countries are vital players in the global grains trade and Russia is one of the world’s largest exporters of fertilizers, disrupted supplies threatened to leave the world in a global food crisis.

Fund Share Net Asset Performance

For the six months ended June 30, 2023, the NAV of each Share increased from $20.16 per Share to $21.10 per Share. Rising commodity futures contract prices for Cocoa, Cotton, Feeder Cattle, Live Cattle and Sugar, were offset by falling commodity futures contract prices of Coffee, Corn, Kansas City Wheat, Lean Hogs, Soybeans and Wheat during the six months ended June 30, 2023, contributing to an overall 2.68% increase in the level of the Index and to a 5.22% increase in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was +4.66%.

Net income (loss) for the six months ended June 30, 2023 was $36.8 million, primarily resulting from $21.4 million of income, net realized gain (loss) of $18.3 million, net change in unrealized gain (loss) of $1.1 million and net operating expenses of $4.1 million.

For the six months ended June 30, 2022, the NAV of each Share increased from $19.73 per Share to $20.38 per Share. Rising commodity futures contract prices for Cocoa, Cotton, Feeder Cattle, Live Cattle and Sugar were offset by falling commodity futures contract prices of Coffee, Corn, Kansas City Wheat, Lean Hogs, Soybeans and Wheat during the six months ended June 30, 2022, contributing to an overall 3.66% increase in the level of the Index and to a 4.01% increase in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was +3.29%.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2023.

				For the Six Months Ended
				June 30, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$836,535,742	0.64%	$12,578,539	13

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2022.

				For the Year Ended
				December 31, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$1,072,706,930	0.74%	$18,830,389	25

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

The following were the primary trading risk exposures of the Fund as of June 30, 2023 by market sector:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended June 30, 2023 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2023 to April 30, 2023	2,450,000	$20.85
May 1, 2023 to May 31, 2023	1,550,000	$20.80
June 1, 2023 to June 30, 2023	3,800,000	$20.98
Total	7,800,000	$20.90

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the members of the Managing Owner responsible for overseeing the business and operations of the Fund adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

4.1	Amendment No. 3 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Agriculture Fund — June 30, 2023 and December 31, 2022 (Unaudited), (ii) the Schedule of Investments of Invesco DB Agriculture Fund — June 30, 2023 (Unaudited), (iii) the Schedule of Investments of Invesco DB Agriculture Fund — December 31, 2022 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Agriculture Fund — For the Three and Six Months Ended June 30, 2023 and 2022 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Three Months Ended June 30, 2023 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Three Months Ended June 30, 2022 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Six Months Ended June 30, 2023 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB

Agriculture Fund — For the Six Months Ended June 30, 2022 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Agriculture Fund — For the Six Months Ended June 30, 2023 and 2022 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Agriculture Fund — June 30, 2023.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Agriculture Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 3, 2023		By:	/s/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: August 3, 2023		By:	/s/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools