Form 10-Q
period 2023-09-30
INVESCO DB AGRICULTURE FUND; Invesco DB Multi-Sector Commodity Trust
filed 2023-11-08
CIK 1383082, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of outstanding Shares as of September 30, 2023: 38,050,000

INVESCO DB AGRICULTURE FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Agriculture Fund

Statements of Financial Condition

September 30, 2023 and December 31, 2022

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
United States Treasury Obligations, at value (cost $346,474,953 and $571,517,656, respectively)	$346,559,364	$571,698,186
Affiliated Investments, at value (cost $486,140,213 and $517,626,772, respectively)	486,236,058	517,562,602
Receivable for:
Dividends from affiliates	1,621,940	1,766,452
Total assets	$834,417,362	$1,091,027,240
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$14,506,306	$1,359,934
Payable for:
Fund shares reacquired	4,284,381	16,131,716
Management fees	549,632	826,520
Brokerage commissions and fees	4,997	2,140
Total liabilities	19,345,316	18,320,310
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	857	806
Shareholders' equity—Shares	815,071,189	1,072,706,124
Total shareholders' equity	815,072,046	1,072,706,930
Total liabilities and equity	$834,417,362	$1,091,027,240
General Shares outstanding	40	40
Shares outstanding	38,050,000	53,200,000
Net asset value per share	$21.42	$20.16
Market value per share	$21.40	$20.15

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Schedule of Investments

September 30, 2023

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bill, 5.340% due November 30, 2023 (b)	36.48%	$297,381,876	$300,000,000
U.S. Treasury Bill, 5.315% due December 7, 2023	3.03	24,756,625	25,000,000
U.S. Treasury Bill, 5.300% due March 7, 2024	3.00	24,420,863	25,000,000
Total United States Treasury Obligations (cost $346,474,953)	42.51%	$346,559,364
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Treasury Collateral ETF (cost $119,520,055) (c)	14.68%	$119,615,900	1,133,800
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.26% (cost $366,620,158) (c)(d)	44.98	366,620,158	366,620,158
Total Affiliated Investments (cost $486,140,213)	59.66%	$486,236,058
Total Investments in Securities (cost $832,615,166)	102.17%	$832,795,422

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $148,680,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
The rate shown is the 7-day SEC standardized yield as of September 30, 2023.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	2,936	September - 2024	$73,877,100	$(1,529,805)	$(1,529,805)
CBOT Soybean	1,418	November - 2023	90,397,500	(5,571,108)	(5,571,108)
CBOT Wheat	1,038	July - 2024	31,775,775	(3,676,374)	(3,676,374)
CBOT Wheat KCB	1,109	July - 2024	37,733,725	(4,976,830)	(4,976,830)
CME Feeder Cattle	308	November - 2023	39,254,600	(729,604)	(729,604)
CME Lean Hogs	1,870	December - 2023	53,687,700	(2,245,917)	(2,245,917)
CME Live Cattle	1,561	December - 2023	117,340,370	714,976	714,976
NYB-ICE Cocoa	3,464	December - 2023	118,399,520	(2,219,455)	(2,219,455)
NYB-ICE Coffee	1,463	December - 2023	80,181,544	(9,177,113)	(9,177,113)
NYB-ICE Cotton	526	December - 2023	22,920,450	1,448,480	1,448,480
NYB-ICE Sugar	5,512	June - 2024	150,014,592	10,910,040	10,910,040
Total Commodity Futures Contracts				$(17,052,710)	$(17,052,710)

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

Invesco DB Agriculture Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Income
Interest Income	$4,788,543	$3,141,756	$14,291,035	$4,698,003
Dividends from Affiliates	6,380,385	3,674,151	18,235,721	6,294,003
Total Income	11,168,928	6,815,907	32,526,756	10,992,006
Expenses
Management Fees	1,799,485	3,325,068	5,722,675	10,725,764
Brokerage Commissions and Fees	111,690	302,134	423,216	880,786
Interest Expense	36,350	39,452	109,570	57,803
Total Expenses	1,947,525	3,666,654	6,255,461	11,664,353
Less: Waivers	(118,617)	(173,488)	(352,996)	(556,974)
Net Expenses	1,828,908	3,493,166	5,902,465	11,107,379
Net Investment Income (Loss)	9,340,020	3,322,741	26,624,291	(115,373)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	139	—	74	1
Commodity Futures Contracts	12,986,866	(63,789,914)	31,335,023	26,647,801
Net Realized Gain (Loss)	12,987,005	(63,789,914)	31,335,097	26,647,802
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(178,241)	708,668	(96,119)	(1,065,981)
Affiliated Investments	34,014	(185,834)	160,015	(206,952)
Commodity Futures Contracts	(9,017,234)	25,433,737	(8,085,031)	(102,237,000)
Net Change in Unrealized Gain (Loss)	(9,161,461)	25,956,571	(8,021,135)	(103,509,933)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	3,825,544	(37,833,343)	23,313,962	(76,862,131)
Net Income (Loss)	$13,165,564	$(34,510,602)	$49,938,253	$(76,977,504)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2023	40	$844	39,650,000	$836,534,898	$836,535,742
Purchases of Shares			800,000	17,302,168	17,302,168
Redemption of Shares			(2,400,000)	(51,931,428)	(51,931,428)
Net Increase (Decrease) due to Share Transactions			(1,600,000)	(34,629,260)	(34,629,260)
Net Income (Loss)
Net Investment Income (Loss)		9		9,340,011	9,340,020
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		13		12,986,992	12,987,005
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(9)		(9,161,452)	(9,161,461)
Net Income (Loss)		13		13,165,551	13,165,564
Net Change in Shareholders' Equity	—	13	(1,600,000)	(21,463,709)	(21,463,696)
Balance at September 30, 2023	40	$857	38,050,000	$815,071,189	$815,072,046

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

Invesco DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2022	40	$806	53,200,000	$1,072,706,124	$1,072,706,930
Purchases of Shares			4,550,000	95,514,366	95,514,366
Redemption of Shares			(19,700,000)	(403,087,503)	(403,087,503)
Net Increase (Decrease) due to Share Transactions			(15,150,000)	(307,573,137)	(307,573,137)
Net Income (Loss)
Net Investment Income (Loss)		27		26,624,264	26,624,291
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		32		31,335,065	31,335,097
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(8)		(8,021,127)	(8,021,135)
Net Income (Loss)		51		49,938,202	49,938,253
Net Change in Shareholders' Equity	—	51	(15,150,000)	(257,634,935)	(257,634,884)
Balance at September 30, 2023	40	$857	38,050,000	$815,071,189	$815,072,046

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

Invesco DB Agriculture Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net Income (Loss)	$49,938,253	$(76,977,504)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(760,806,844)	(1,074,733,385)
Proceeds from securities sold and matured	1,000,000,074	479,011,600
Cost of affiliated investments purchased	(1,305,351,780)	(2,518,951,339)
Proceeds from affiliated investments sold	1,336,838,339	2,660,269,102
Net accretion of discount on United States Treasury Obligations	(14,150,453)	(4,669,200)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(74)	(1)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(63,896)	1,272,933
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	13,146,372	(5,600,735)
Dividends from affiliates	144,512	(1,229,266)
Management fees	(276,888)	271,591
Brokerage commissions and fees	2,857	(2,023)
Net cash provided by (used in) operating activities	319,420,472	(541,338,227)
Cash flows from financing activities:
Proceeds from purchases of Shares	95,514,366	1,498,075,669
Redemption of Shares	(414,934,838)	(956,737,442)
Net cash provided by (used in) financing activities	(319,420,472)	541,338,227
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$109,570	$57,803

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Notes to Unaudited Financial Statements

September 30, 2023

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2023 and 2022. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 24, 2023.

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

No distributions were paid for the three and nine months ended September 30, 2023 and 2022.

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

G.
Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2023 and 2022, the Fund did not incur such expenses.

H.
Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $7.00 and $7.00 per round-turn trade during the three and nine months ended September 30, 2023, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $7.00 and $7.00 per round-turn trade during the three and nine months ended September 30, 2022, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2020.

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

The Managing Owner waived fees of $118,617 and $352,996 for the three and nine months ended September 30, 2023, respectively. The Managing Owner waived fees of $173,488 and $556,974 for the three and nine months ended September 30, 2022, respectively.

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

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of September 30, 2023 and December 31, 2022. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of September 30, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$346,559,364	$—	$346,559,364
Exchange-Traded Fund	119,615,900	—	—	119,615,900
Money Market Mutual Fund	366,620,158	—	—	366,620,158
Total Investments in Securities	486,236,058	346,559,364	—	832,795,422
Other Investments - Assets(a)
Commodity Futures Contracts	13,073,496	—	—	13,073,496
Other Investments - Liabilities(a)
Commodity Futures Contracts	(30,126,206)	—	—	(30,126,206)
Total Other Investments	(17,052,710)	—	—	(17,052,710)
Total Investments	$469,183,348	$346,559,364	$—	$815,742,712

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$571,698,186	$—	$571,698,186
Exchange-Traded Fund	88,980,698	—	—	88,980,698
Money Market Mutual Fund	428,581,904	—	—	428,581,904
Total Investments in Securities	517,562,602	571,698,186	—	1,089,260,788
Other Investments - Assets(a)
Commodity Futures Contracts	28,870,863	—	—	28,870,863
Other Investments - Liabilities(a)
Commodity Futures Contracts	(37,838,542)	—	—	(37,838,542)
Total Other Investments	(8,967,679)	—	—	(8,967,679)
Total Investments	$508,594,923	$571,698,186	$—	$1,080,293,109

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2023		December 31, 2022
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$13,073,496	$(30,126,206)	$28,870,863	$(37,838,542)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2023 and December 31, 2022 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$12,986,866	$(63,789,914)
	Net Change in Unrealized Gain (Loss)	(9,017,234)	25,433,737
Total		$3,969,632	$(38,356,177)

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2023	2022
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$31,335,023	$26,647,801
	Net Change in Unrealized Gain (Loss)	(8,085,031)	(102,237,000)
Total		$23,249,992	$(75,589,199)

The table below summarizes the average monthly notional value of futures contracts outstanding during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Average Notional Value	$834,991,570	$1,596,033,043	$903,993,000	$1,657,682,077

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2023.

	Value 06/30/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2023	Dividend Income
Invesco Treasury Collateral ETF	$119,581,886	$—	$—	$34,014	$—	$119,615,900	$1,481,831
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	369,294,166	158,979,371	(161,653,379)	—	—	366,620,158	4,898,554
Total	$488,876,052	$158,979,371	$(161,653,379)	$34,014	$—	$486,236,058	$6,380,385

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2023	Dividend Income
Invesco Treasury Collateral ETF	$88,980,698	$30,475,187	$—	$160,015	$—	$119,615,900	$3,756,511
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	428,581,904	1,274,876,593	(1,336,838,339)	—	—	366,620,158	14,479,210
Total	$517,562,602	$1,305,351,780	$(1,336,838,339)	$160,015	$—	$486,236,058	$18,235,721

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

Note 11 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2023 and 2022. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Asset Value
Net asset value per Share, beginning of period	$21.10	$20.38	$20.16	$19.73
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	0.08	(0.36)	0.64	0.33
Net investment income (loss) (b)	0.24	0.04	0.62	(0.00)
Net income (loss)	0.32	(0.32)	1.26	0.33
Net asset value per Share, end of period	$21.42	$20.06	$21.42	$20.06
Market value per Share, beginning of period (c)	$21.08	$20.39	$20.15	$19.75
Market value per Share, end of period (c)	$21.40	$20.03	$21.40	$20.03

Ratio to average Net Assets (d)
Net investment income (loss)	4.41%	0.85%	3.96%	(0.01)%
Expenses, after waivers	0.86%	0.89%	0.88%	0.88%
Expenses, prior to waivers	0.92%	0.94%	0.93%	0.92%
Total Return, at net asset value (e)	1.52%	(1.57)%	6.25%	1.67%
Total Return, at market value (e)	1.52%	(1.76)%	6.20%	1.42%

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
•
Risks and uncertainty related to public health emergencies and other adverse public health developments; and
•
Risks related to geopolitical conflict, including the on-going hostilities in Ukraine, the conflict in Israel and surrounding areas, the possible expansion of such conflicts and potential geopolitical consequences, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2023:

Index Commodity	Fund Weight (%)
Cocoa	14.53%
Coffee	9.83
Corn	9.06
Cotton	2.81
Feeder Cattle	4.82
Kansas City Wheat	4.63
Lean Hogs	6.55
Live Cattle	14.39
Soybeans	11.08
Sugar	18.40
Wheat	3.90
Closing Level as of September 30, 2023:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $319.4 million and $(541.3) million for the nine months ended September 30, 2023 and 2022, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2023, $760.8 million was paid to purchase United States Treasury Obligations and $1,000.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2022, $1,074.7 million was paid to purchase United States Treasury Obligations and $479.0 million was received from sales and maturing United States Treasury Obligations. $1,336.8 million was received from sales of affiliated investments and $1,305.4 million was paid to purchase affiliated investments during the nine months ended September 30, 2023. $2,660.3 million was received from sales of affiliated investments and $2,519.0 million was paid to purchase affiliated investments during the nine months ended September 30, 2022.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(319.4) million and $541.3 million during the nine months ended September 30, 2023 and 2022, respectively. This included $95.5 million and $1,498.1 million from Shares purchased by Authorized Participants and $414.9 million and $956.7 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2023 and 2022, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

COMPARISON OF MARKET, NAV AND DBIQ DIVERSIFIED AGRICULTURE INDEX ERTM

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

DBA - For the Three Months Ended September 30, 2023
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
Percentage Change
6/30/2023
9/30/2023
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

DBA - For the Nine Months Ended September 30, 2023
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Percentage Change
12/31/2022
9/30/2023
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

Performance Summary

This Report covers the three and nine months ended September 30, 2023 and 2022. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2023 and 2022” below provides an overview of the changes in the closing levels of the DBIQ Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ Diversified Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index

Commodity Returns for the Three and Nine Months Ended September 30, 2023 and 2022

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ AGRICULTURE TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2023	2022	2023	2022
DB Cocoa Indices	3.08%	(0.61)%	36.46%	(12.34)%
DB Coffee Indices	(6.52)	(1.55)	(6.60)	0.27
DB Corn Indices	(1.63)	3.24	(21.45)	15.74
DB Cotton Indices	9.90	(13.08)	11.96	(7.73)
DB Feeder Cattle Indices	1.63	(2.66)	21.73	(13.39)
DB Kansas City Wheat Indices	(10.22)	2.99	(15.32)	23.92
DB Lean Hogs Indices	2.20	(2.90)	(14.59)	1.78
DB Live Cattle Indices	3.57	3.57	21.42	(3.74)
DB Soybean Indices	(3.80)	(5.77)	(6.52)	8.61
DB Sugar Indices	16.72	(5.09)	54.05	(4.04)
DB Wheat Indices	(11.06)	1.85	(27.81)	18.62
AGGREGATE RETURN	1.78%	(1.17)%	7.10%	2.80%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2022

Fund Share Price Performance

For the three months ended September 30, 2023, the NYSE Arca market value of each Share increased from $21.08 per Share to $21.40 per Share. The Share price low and high for the three months ended September 30, 2023 and related change from the Share price on June 30, 2023 was as follows: Shares traded at a low of $21.09 per Share (+0.05%) on August 15, 2023, and a high of $22.37 per Share (+6.12%) on July 25, 2023. The total return for the Fund on a market value basis was +1.52%.

Agricultural commodities posted slight positive performance in the third quarter of 2023, with most of the gains coming from sugar. Front month sugar prices rose nearly 15% over the quarter as concerns over a domestic supply shortfall rose with India, the world’s second largest sugar exporter, closing in on an export ban. Cocoa also rose on deteriorating crops in West Africa but fell sharply to end the quarter. While grains gained in July after Russia pulled out of the Black Sea Grain Initiative (BSGI) and escalated attacks on Ukraine’s grain export infrastructure, prices retreated starting the last week of July. Improving weather outlooks across the US Midwest, another bumper Russian wheat harvest, strong corn and soybean harvests in Brazil and the availability of alternative shipping routes all helped ease the blow from escalating tensions in Ukraine. US grains remained largely uncompetitive on global markets, sending prices even lower in September.

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

Agricultural commodities were mixed for the third quarter of 2022 but finished slightly down. From July to mid-August, this sector experienced investor outflows buoyed by recession fears and favorable weather, as well as the initial success of the Black Sea Grains Initiative, but shifted to inflows to end August as severe heatwaves and low precipitation threatened grain yields. In September, supply concerns were escalated due to a lagged harvest in the U.S., delays in Ukraine and China due to wet weather, lack of rain in Argentina (for wheat) and renewed geopolitical turbulence, though prices continued to be weighed down heavily by recession fears and U.S. dollar strength.

Fund Share Net Asset Performance

For the three months ended September 30, 2023, the NAV of each Share increased from $21.10 per Share to $21.42 per Share. Rising commodity futures contract prices for Cocoa, Cotton, Feeder Cattle, Lean Hogs, Live Cattle and Sugar were offset by falling commodity futures contract prices of Coffee, Corn, Kansas City Wheat, Soybeans and Wheat during the three months ended September 30, 2023, contributing to an overall 0.42% increase in the level of the Index and to a 1.78% increase in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was +1.52%.

Net income (loss) for the three months ended September 30, 2023 was $13.2 million, primarily resulting from $11.2 million of income, net realized gain (loss) of $13.0 million, net change in unrealized gain (loss) of $(9.2) million and net operating expenses of $1.8 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2022

Fund Share Price Performance

For the nine months ended September 30, 2023, the NYSE Arca market value of each Share increased from $20.15 per Share to $21.40 per Share. The Share price low and high for the nine months ended September 30, 2023 and related change from the Share price on December 31, 2022 was as follows: Shares traded at a low of $19.36 per Share (-3.92%) on January 19, 2023, and a high of $22.37 per Share (+11.02%) on July 25, 2023. The total return for the Fund on a market value basis was +6.20%.

Agricultural commodities remained in positive territory for the first three quarters of 2023, supported by gains in sugar, cocoa, live cattle, and feeder cattle. The cocoa rally was driven by supply shortfalls in the Ivory Coast, the largest global exporter, while sugar prices rallied on Indian export uncertainty. Live cattle and feeder cattle also added positive performance on dwindled herd counts, while grains (wheat, corn, soybeans) were all detractors. Robust wheat harvests from Russia and Australia, projections for bumper Brazilian corn and soybeans harvests, as well as the continued extension of the Black Sea Grain Initiative (BSGI), continued to ease supply concerns through the first half of the year. While Russia did pull out of the BSGI in July, the impact was mitigated given strong Russian wheat exports and the availability of alternative shipping routes. US grains were also largely uncompetitive on global markets, adding further pressure.

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

Despite the negative performance for agricultural commodities in the second and third quarters of 2022, the Fund still managed to lock in a small gain year-to-date. The largest contributors were grains which rallied to multi-year highs in the first quarter following Russia’s invasion of Ukraine given both countries are vital players in the global grains trade. Additionally, significant risk premium was added back to the grains market to end the third quarter after tensions in Ukraine escalated with Russian President Vladimir Putin threatening to use nuclear weapons and annexing territories in response to his military setbacks. Increasing energy prices also continued to drive up agricultural processing and transportation costs though underperformance in softs and livestock commodities dented returns.

Fund Share Net Asset Performance

For the nine months ended September 30, 2023, the NAV of each Share increased from $20.16 per Share to $21.42 per Share. Rising commodity futures contract prices for Cocoa, Cotton, Feeder Cattle, Live Cattle and Sugar, were offset by falling commodity futures contract prices of Coffee, Corn, Kansas City Wheat, Lean Hogs, Soybeans and Wheat during the nine months ended September 30, 2023, contributing to an overall 3.11% increase in the level of the Index and to a 7.10% increase in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was +6.25%.

Net income (loss) for the nine months ended September 30, 2023 was $49.9 million, primarily resulting from $32.5 million of income, net realized gain (loss) of $31.3 million, net change in unrealized gain (loss) of $(8.0) million and net operating expenses of $5.9 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2023.

				For the Nine Months Ended
				September 30, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$815,072,046	0.53%	$10,168,804	15

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2022.

				For the Year Ended
				December 31, 2022
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$1,072,706,930	0.74%	$18,830,389	25

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

The following were the primary trading risk exposures of the Fund as of September 30, 2023 by market sector:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022, filed February 24, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2023 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2023 to July 31, 2023	700,000	$21.64
August 1, 2023 to August 31, 2023	850,000	$21.45
September 1, 2023 to September 30, 2023	850,000	$21.83
Total	2,400,000	$21.64

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Agriculture Fund — September 30, 2023 and December 31, 2022 (Unaudited), (ii) the Schedule of Investments of Invesco DB Agriculture Fund — September 30, 2023 (Unaudited), (iii) the Schedule of Investments of Invesco DB Agriculture Fund — December 31, 2022 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Agriculture Fund — For the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Three Months Ended September 30, 2023 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Three Months Ended September 30, 2022 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Nine Months Ended September 30, 2023 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB

Agriculture Fund — For the Nine Months Ended September 30, 2022 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Agriculture Fund — For the Nine Months Ended September 30, 2023 and 2022 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Agriculture Fund — September 30, 2023.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Agriculture Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 7, 2023		By:	/s/ ANNA PAGLIA
		Name:	Anna Paglia
		Title:	Principal Executive Officer

Dated: November 7, 2023		By:	/s/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools