Form 10-Q
period 2024-03-31
INVESCO DB AGRICULTURE FUND; Invesco DB Multi-Sector Commodity Trust
filed 2024-05-08
CIK 1383082, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of outstanding Shares as of March 31, 2024: 31,850,000

INVESCO DB AGRICULTURE FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Agriculture Fund

Statements of Financial Condition

March 31, 2024 and December 31, 2023

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
United States Treasury Obligations, at value (cost $322,134,780 and $342,604,310, respectively)	$322,176,156	$342,956,644
Affiliated Investments, at value (cost $462,075,708 and $367,600,564, respectively)	462,137,538	367,815,458
Other investments:
Variation margin receivable- Commodity Futures Contracts	3,605,931	—
Cash held by custodian	—	4,721,066
Receivable for:
Fund shares sold	—	2,074,305
Dividends from affiliates	1,324,591	1,403,400
Total assets	$789,244,216	$718,970,873
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$—	$10,687,335
Payable for:
Distributions	—	336,157
Fund shares reacquired	—	3,157,545
Management fees	505,146	520,593
Brokerage commissions and fees	4,918	2,673
Total liabilities	510,064	14,704,303
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	990	830
Shareholders' equity—Shares	788,733,162	704,265,740
Total shareholders' equity	788,734,152	704,266,570
Total liabilities and equity	$789,244,216	$718,970,873
General Shares outstanding	40	40
Shares outstanding	31,850,000	33,950,000
Net asset value per share	$24.76	$20.74
Market value per share	$24.75	$20.73

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Schedule of Investments

March 31, 2024

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 5.255% due May 30, 2024 (b)	37.71%	$297,415,062	$300,000,000
U.S. Treasury Bills, 5.240% due June 6, 2024	3.14	24,761,094	25,000,000
Total United States Treasury Obligations (cost $322,134,780)	40.85%	$322,176,156
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $119,520,055) (c)	15.16%	$119,581,885	1,133,800
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.25% (cost $342,555,653) (c)(d)	43.43	342,555,653	342,555,653
Total Affiliated Investments (cost $462,075,708)	58.59%	$462,137,538
Total Investments in Securities (cost $784,210,488)	99.44%	$784,313,694

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $148,695,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
The rate shown is the 7-day SEC standardized yield as of March 31, 2024.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	3,377	September - 2024	$78,430,825	$(7,925,163)	$(7,925,163)
CBOT Soybean	1,331	November - 2024	78,944,938	(5,086,905)	(5,086,905)
CBOT Wheat	1,330	July - 2024	38,287,375	(5,736,089)	(5,736,089)
CBOT Wheat KCB	1,268	July - 2024	36,756,150	(9,157,459)	(9,157,459)
CME Feeder Cattle	238	May - 2024	29,595,300	(1,097,089)	(1,097,089)
CME Lean Hogs	1,466	June - 2024	59,490,280	1,471	1,471
CME Live Cattle	1,205	June - 2024	86,880,500	(1,564,970)	(1,564,970)
NYB-ICE Cocoa	2,000	May - 2024	195,320,000	91,562,981	91,562,981
NYB-ICE Coffee	1,204	May - 2024	85,265,775	891,821	891,821
NYB-ICE Cotton	487	May - 2024	22,251,030	644,628	644,628
NYB-ICE Sugar	3,108	June - 2024	77,103,264	(2,659,538)	(2,659,538)
Total Commodity Futures Contracts				$59,873,688	$59,873,688

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

Invesco DB Agriculture Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Income
Interest Income	$4,557,104	$4,934,807
Dividends from Affiliates	4,889,242	5,689,615
Total Income	9,446,346	10,624,422
Expenses
Management Fees	1,513,790	2,047,635
Brokerage Commissions and Fees	77,636	128,727
Interest Expense	40,115	41,340
Total Expenses	1,631,541	2,217,702
Less: Waivers	(87,043)	(113,147)
Net Expenses	1,544,498	2,104,555
Net Investment Income (Loss)	7,901,848	8,519,867
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) from
United States Treasury Obligations	—	(62)
Commodity Futures Contracts	44,402,988	84,577
Net Realized Gain (Loss)	44,402,988	84,515
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	(310,958)	65,455
Affiliated Investments	(153,064)	194,029
Commodity Futures Contracts	77,172,935	(830,827)
Net Change in Unrealized Gain (Loss)	76,708,913	(571,343)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	121,111,901	(486,828)
Net Income (Loss)	$129,013,749	$8,033,039

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$830	33,950,000	$704,265,740	$704,266,570
Purchases of Shares			500,000	10,776,953	10,776,953
Redemption of Shares			(2,600,000)	(55,323,120)	(55,323,120)
Net Increase (Decrease) due to Share Transactions			(2,100,000)	(44,546,167)	(44,546,167)
Net Income (Loss)
Net Investment Income (Loss)		10		7,901,838	7,901,848
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		55		44,402,933	44,402,988
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		95		76,708,818	76,708,913
Net Income (Loss)		160		129,013,589	129,013,749
Net Change in Shareholders' Equity	—	160	(2,100,000)	84,467,422	84,467,582
Balance at March 31, 2024	40	$990	31,850,000	$788,733,162	$788,734,152

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

Invesco DB Agriculture Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net Income (Loss)	$129,013,749	$8,033,039
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	—	(370,495,500)
Proceeds from securities sold and matured	25,000,000	574,999,938
Cost of affiliated investments purchased	(204,940,989)	(650,762,486)
Proceeds from affiliated investments sold	110,465,845	634,447,158
Net accretion of discount on United States Treasury Obligations	(4,530,470)	(4,909,248)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	62
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	464,022	(259,484)
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	(14,293,266)	(6,980,431)
Dividends from affiliates	78,809	79,250
Management fees	(15,447)	(199,264)
Brokerage commissions and fees	2,245	2,182
Net cash provided by (used in) operating activities	41,244,498	183,955,216
Cash flows from financing activities:
Distributions paid to shareholders	(336,157)	—
Proceeds from purchases of Shares	12,851,258	16,216,948
Redemption of Shares	(58,480,665)	(200,172,164)
Net cash provided by (used in) financing activities	(45,965,564)	(183,955,216)
Net change in cash	(4,721,066)	—
Cash at beginning of period	4,721,066	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$40,115	$41,340

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Notes to Unaudited Financial Statements

March 31, 2024

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2024 and 2023. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 23, 2024.

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

E.
Profit and Loss Allocations and Distributions

Pursuant to the Trust Agreement, income and expenses are allocated pro rata to the Managing Owner as holder of the General Shares and to the Fund's shareholders ("Shareholders") monthly based on their respective percentage interests as of the close of the last trading day of the preceding month. Distributions (other than redemption of units) may be made at the sole discretion of the Managing Owner on a pro rata basis in accordance with the respective capital balances of the Shareholders.

No distributions were declared for the three months ended March 31, 2024 and 2023.

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

G.
Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2024 and 2023, the Fund did not incur such expenses.

H.
Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $7.00 and $7.00 per round-turn trade during the three months ended March 31, 2024 and 2023, respectively.

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

The Managing Owner waived fees of $87,043 and $113,147 for the three months ended March 31, 2024 and 2023, respectively.

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

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of March 31, 2024 and December 31, 2023. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of March 31, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$322,176,156	$—	$322,176,156
Exchange-Traded Fund	119,581,885	—	—	119,581,885
Money Market Mutual Fund	342,555,653	—	—	342,555,653
Total Investments in Securities	462,137,538	322,176,156	—	784,313,694
Other Investments - Assets(a)
Commodity Futures Contracts	93,100,901	—	—	93,100,901
Other Investments - Liabilities(a)
Commodity Futures Contracts	(33,227,213)	—	—	(33,227,213)
Total Other Investments	59,873,688	—	—	59,873,688
Total Investments	$522,011,226	$322,176,156	$—	$844,187,382

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$342,956,644	$—	$342,956,644
Exchange-Traded Fund	119,734,949	—	—	119,734,949
Money Market Mutual Fund	248,080,509	—	—	248,080,509
Total Investments in Securities	367,815,458	342,956,644	—	710,772,102
Other Investments - Assets(a)
Commodity Futures Contracts	15,443,843	—	—	15,443,843
Other Investments - Liabilities(a)
Commodity Futures Contracts	(32,743,090)	—	—	(32,743,090)
Total Other Investments	(17,299,247)	—	—	(17,299,247)
Total Investments	$350,516,211	$342,956,644	$—	$693,472,855

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2024		December 31, 2023
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$93,100,901	$(33,227,213)	$15,443,843	$(32,743,090)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the March 31, 2024 and December 31, 2023 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$44,402,988	$84,577
	Net Change in Unrealized Gain (Loss)	77,172,935	(830,827)
Total		$121,575,923	$(746,250)

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended
	March 31,
	2024	2023
Average Notional Value	$726,295,070	$983,612,651

Note 8 – Investments in Affiliates

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

The Invesco Government & Agency Portfolio is a Government Money Market Fund, as defined by Rule 2a-7, under the Investment Company Act of 1940, as amended, whose shares are primarily purchased and sold through financial intermediaries. In seeking its investment objective, the Invesco Government & Agency Portfolio primarily invests in cash, Government Securities, and repurchases agreements collateralized by cash or Government Securities. The Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore the Invesco Government & Agency Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2024.

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2024	Dividend Income
Invesco Short Term Treasury ETF	$119,734,949	$—	$—	$(153,064)	$—	$119,581,885	$1,537,920
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	248,080,509	204,940,989	(110,465,845)	—	—	342,555,653	3,351,322
Total	$367,815,458	$204,940,989	$(110,465,845)	$(153,064)	$—	$462,137,538	$4,889,242

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2023.

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2023	Dividend Income
Invesco Short Term Treasury ETF	$88,980,698	$30,475,187	$—	$194,029	$—	$119,649,914	$963,281
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	428,581,904	620,287,299	(634,447,158)	—	—	414,422,045	4,726,334
Total	$517,562,602	$650,762,486	$(634,447,158)	$194,029	$—	$534,071,959	$5,689,615

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

Note 11 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2024 and 2023. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2024	2023
Net Asset Value
Net asset value per Share, beginning of period	$20.74	$20.16
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	3.78	0.09
Net investment income (loss) (b)	0.24	0.17
Net income (loss)	4.02	0.26
Net asset value per Share, end of period	$24.76	$20.42
Market value per Share, beginning of period (c)	$20.73	$20.15
Market value per Share, end of period (c)	$24.75	$20.43

Ratio to average Net Assets (d)
Net investment income (loss)	4.44%	3.55%
Expenses, after waivers	0.87%	0.88%
Expenses, prior to waivers	0.92%	0.92%
Total Return, at net asset value (e)	19.38%	1.29%
Total Return, at market value (e)	19.39%	1.39%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause actual results to differ materially from those expressed by such forward-looking statements. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. Factors that could cause results to differ from those expressed in the forward-looking statements are subject to a number of risks, uncertainties and other factors, including those described in the “Risk Factors” section of the Fund’s Prospectus and elsewhere in the Prospectus and in other SEC filings by the Fund, such as its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as well as the following:

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

These fees constitute a portion of the routine operational, administrative and other ordinary expenses which are paid out of the management fee paid to the Managing Owner (the "Management Fee") and are not charged to or reimbursed by the Fund.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of March 31, 2024:

Index Commodity	Fund Weight (%)
Cocoa	24.78%
Coffee	10.81
Corn	9.95
Cotton	2.83
Feeder Cattle	3.74
Kansas City Wheat	4.67
Lean Hogs	7.55
Live Cattle	11.02
Soybeans	10.01
Sugar	9.79
Wheat	4.85
Closing Level as of March 31, 2024:	100.00%

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

The Fund is unaware of any known trends or any known demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in the Fund's liquidity increasing or decreasing in any material way.

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

As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jane Street Capital LLC, Jefferies LLC, JP Morgan Securities Inc., Bank of America Securities, Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, Virtu Americas LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $41.2 million and $184.0 million for the three months ended March 31, 2024 and 2023, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the three months ended March 31, 2024, $25.0 million was received from sales and maturing United States Treasury Obligations. During the three months ended March 31, 2023, $370.5 million was paid to purchase United States Treasury Obligations and $575.0 million was received from sales and maturing United States Treasury Obligations. $110.5 million was received from sales of affiliated investments and $204.9 million was paid to purchase affiliated investments during the three months ended March 31, 2024. $634.4 million was received from sales of affiliated investments and $650.8 million was paid to purchase affiliated investments during the three months ended March 31, 2023.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(46.0) million and $(184.0) million during the three months ended March 31, 2024 and 2023, respectively. This included $12.9 million and $16.2 million from Shares purchased by Authorized Participants and $58.5 million and $200.2 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, distributions paid to Shareholders were $0.3 million. No distributions were paid to Shareholders during the three months ended March 31, 2023.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

COMPARISON OF MARKET, NAV AND DBIQ DIVERSIFIED AGRICULTURE INDEX ERTM

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

DBA - For the Three Months Ended March 31, 2024
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Percentage Change
12/31/2023
3/31/2024
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

Performance Summary

This Report covers the three months ended March 31, 2024 and 2023. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2024 and 2023” below provides an overview of the changes in the closing levels of the DBIQ Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ Diversified Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index

Commodity Returns for the Three Months Ended March 31, 2024 and 2023

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ AGRICULTURE TR™
	Three Months Ended
	March 31,
Underlying Index	2024	2023
DB Cocoa Indices	142.57%	12.30%
DB Coffee Indices	3.23	2.98
DB Corn Indices	(5.30)	(6.85)
DB Cotton Indices	13.21	(0.38)
DB Feeder Cattle Indices	9.68	6.23
DB Kansas City Wheat Indices	(9.06)	(0.53)
DB Lean Hogs Indices	15.77	(20.27)
DB Live Cattle Indices	8.98	4.47
DB Soybean Indices	(3.51)	(5.75)
DB Sugar Indices	9.96	22.84
DB Wheat Indices	(9.66)	(11.24)
AGGREGATE RETURN	19.74%	1.56%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2023

Fund Share Price Performance

For the three months ended March 31, 2024, the NYSE Arca market value of each Share increased from $20.73 per Share to $24.75 per Share. The Share price low and high for the three months ended March 31, 2024 and related change from the Share price on December 31, 2023 was as follows: Shares traded at a low of $20.52 per Share (-1.01%) on January 8, 2024, and a high of $24.75 per Share (+19.40%) on March 28, 2024. The total return for the Fund on a market value basis was +19.39%.

Agricultural commodities ended the first quarter of 2024 significantly higher though Cocoa was largely the sole driver. Front month prices skyrocketed over 130%, repeatedly surpassing all-time highs as crop damaging disease and adverse weather in West Africa fueled worries for a global supply shortfall. The other positive contributors were coffee, cotton, sugar, and livestock commodities, which also faced supply concerns. Grains, on the other hand, all retreated on ample global supplies and lack of US competitiveness.

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

Agricultural commodities ended the first quarter of 2023 up slightly, with soft commodities, specifically sugar and cocoa, being the largest contributors – sugar prices rallied on Indian export uncertainty and cocoa prices were supported by supply shortfalls in the Ivory Coast in March. Live cattle and feeder cattle also added some positive performance while grains (wheat, corn, soybeans) were all detractors. Robust wheat harvests from Russia and Australia, projections for bumper Brazilian corn and soybeans harvests, as well as the successful extension of the Black Sea Grain Initiative, which established a shipping corridor for grains out of Ukraine, in March, continued to ease supply concerns. On the demand side, strong Chinese soybeans and corn imports provided some support.

Fund Share Net Asset Performance

For the three months ended March 31, 2024, the NAV of each Share increased from $20.74 per Share to $24.76 per Share. Rising commodity futures contract prices for Cocoa, Coffee, Cotton, Feeder Cattle, Lean Hogs, Live Cattle and Sugar were partially offset by falling commodity futures contract prices of Corn, Kansas City Wheat, Soybeans and Wheat during the three months ended March 31, 2024, contributing to an overall 18.16% increase in the level of the Index and to a 19.74% increase in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was +19.38%.

Net income (loss) for the three months ended March 31, 2024 was $129.0 million, primarily resulting from $9.4 million of income, net realized gain (loss) of $44.4 million, net change in unrealized gain (loss) of $76.7 million and net operating expenses of $1.5 million.

For the three months ended March 31, 2023, the NAV of each Share increased from $20.16 per Share to $20.42 per Share. Rising commodity futures contract prices for Cocoa, Coffee, Feeder Cattle, Live Cattle and Sugar were partially offset by falling commodity futures contract prices of Corn, Cotton, Kansas City Wheat, Lean Hogs, Soybeans and Wheat during the three months ended March 31, 2023, contributing to an overall 0.38% increase in the level of the Index and to a 1.56% increase in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was +1.29%.

Net income (loss) for the three months ended March 31, 2023 was $8.0 million, primarily resulting from $10.6 million of income, net realized gain (loss) of $0.1 million, net change in unrealized gain (loss) of $(0.6) million and net operating expenses of $2.1 million.

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2023.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2024.

				For the Three Months Ended
				March 31, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$788,734,152	0.59%	$10,910,172	0

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2023.

				For the Year Ended
				December 31, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$704,266,570	0.57%	$9,343,708	21

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

The following were the primary trading risk exposures of the Fund as of March 31, 2024 by market sector:

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023, filed February 23, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its Shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended March 31, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2024 to January 31, 2024	1,850,000	$20.69
February 1, 2024 to February 29, 2024	250,000	$22.10
March 1, 2024 to March 31, 2024	500,000	$23.04
Total	2,600,000	$21.28

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Agriculture Fund — March 31, 2024 and December 31, 2023 (Unaudited), (ii) the Schedule of Investments of Invesco DB Agriculture Fund — March 31, 2024 (Unaudited), (iii) the Schedule of Investments of Invesco DB Agriculture Fund — December 31, 2023 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Agriculture Fund — For the Three Months Ended March 31, 2024 and 2023 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Three Months Ended March 31, 2024 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Three Months Ended March 31, 2023 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Agriculture Fund — For the Three Months Ended March 31, 2024 and 2023 (Unaudited), and (viii) Notes to Unaudited Financial Statements of Invesco DB Agriculture Fund — March 31, 2024.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Agriculture Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: May 7, 2024		By:	/s/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: May 7, 2024		By:	/s/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools