Form 10-Q
period 2024-06-30
INVESCO DB AGRICULTURE FUND; Invesco DB Multi-Sector Commodity Trust
filed 2024-08-07
CIK 1383082, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of outstanding Shares as of June 30, 2024: 29,650,000

INVESCO DB AGRICULTURE FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Agriculture Fund

Statements of Financial Condition

June 30, 2024 and December 31, 2023

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
United States Treasury Obligations, at value (cost $293,444,959 and $342,604,310, respectively)	$293,540,679	$342,956,644
Affiliated Investments, at value (cost $407,300,386 and $367,600,564, respectively)	407,362,216	367,815,458
Other investments:
Variation margin receivable- Commodity Futures Contracts	7,339,663	—
Cash held by custodian	—	4,721,066
Receivable for:
Fund shares sold	—	2,074,305
Dividends from affiliates	1,462,198	1,403,400
Total assets	$709,704,756	$718,970,873
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$—	$10,687,335
Payable for:
Distributions	—	336,157
Fund shares reacquired	—	3,157,545
Management fees	492,231	520,593
Brokerage commissions and fees	4,662	2,673
Total liabilities	496,893	14,704,303
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	957	830
Shareholders' equity—Shares	709,206,906	704,265,740
Total shareholders' equity	709,207,863	704,266,570
Total liabilities and equity	$709,704,756	$718,970,873
General Shares outstanding	40	40
Shares outstanding	29,650,000	33,950,000
Net asset value per share	$23.92	$20.74
Market value per share	$23.81	$20.73

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Schedule of Investments

June 30, 2024

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 5.170% due November 29, 2024 (b)	37.94%	$269,099,991	$275,000,000
U.S. Treasury Bills, 5.155% due December 5, 2024	3.45	24,440,688	25,000,000
Total United States Treasury Obligations (cost $293,444,959)	41.39%	$293,540,679
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $119,520,055) (c)	16.86%	$119,581,885	1,133,800
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 5.25% (cost $287,780,331) (c)(d)	40.58	287,780,331	287,780,331
Total Affiliated Investments (cost $407,300,386)	57.44%	$407,362,216
Total Investments in Securities (cost $700,745,345)	98.83%	$700,902,895

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $146,775,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
The rate shown is the 7-day SEC standardized yield as of June 30, 2024.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	3,177	September - 2024	$64,731,375	$(15,737,643)	$(15,737,643)
CBOT Soybean	1,253	November - 2024	69,165,600	(9,563,160)	(9,563,160)
CBOT Wheat	1,122	July - 2025	35,244,825	(5,244,971)	(5,244,971)
CBOT Wheat KCB	1,125	July - 2025	35,015,625	(5,594,208)	(5,594,208)
CME Feeder Cattle	214	August - 2024	27,745,100	868,297	868,297
CME Lean Hogs	1,348	August - 2024	48,258,400	(1,198,508)	(1,198,508)
CME Live Cattle	1,150	August - 2024	85,295,500	4,986,014	4,986,014
NYB-ICE Cocoa	2,140	September - 2024	165,443,400	(26,074,590)	(26,074,590)
NYB-ICE Coffee	1,141	September - 2024	97,042,050	(815,362)	(815,362)
NYB-ICE Cotton	457	December - 2024	16,609,665	(77,433)	(77,433)
NYB-ICE Sugar	3,019	June - 2025	64,244,320	2,080,972	2,080,972
Total Commodity Futures Contracts				$(56,370,592)	$(56,370,592)

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

Invesco DB Agriculture Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Income
Interest Income	$4,254,562	$4,567,685	$8,811,666	$9,502,492
Dividends from Affiliates	5,987,840	6,165,721	10,877,082	11,855,336
Total Income	10,242,402	10,733,406	19,688,748	21,357,828
Expenses
Management Fees	1,648,459	1,875,555	3,162,249	3,923,190
Brokerage Commissions and Fees	130,970	182,799	208,606	311,526
Interest Expense	52,025	31,880	92,140	73,220
Total Expenses	1,831,454	2,090,234	3,462,995	4,307,936
Less: Waivers	(101,271)	(121,232)	(188,314)	(234,379)
Net Expenses	1,730,183	1,969,002	3,274,681	4,073,557
Net Investment Income (Loss)	8,512,219	8,764,404	16,414,067	17,284,271
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) from
United States Treasury Obligations	2	(3)	2	(65)
Commodity Futures Contracts	81,138,515	18,263,580	125,541,503	18,348,157
Net Realized Gain (Loss)	81,138,517	18,263,577	125,541,505	18,348,092
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	54,344	16,667	(256,614)	82,122
Affiliated Investments	—	(68,028)	(153,064)	126,001
Commodity Futures Contracts	(116,244,280)	1,763,030	(39,071,345)	932,203
Net Change in Unrealized Gain (Loss)	(116,189,936)	1,711,669	(39,481,023)	1,140,326
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(35,051,419)	19,975,246	86,060,482	19,488,418
Net Income (Loss)	$(26,539,200)	$28,739,650	$102,474,549	$36,772,689

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2024	40	$990	31,850,000	$788,733,162	$788,734,152
Purchases of Shares			2,950,000	73,346,066	73,346,066
Redemption of Shares			(5,150,000)	(126,333,155)	(126,333,155)
Net Increase (Decrease) due to Share Transactions			(2,200,000)	(52,987,089)	(52,987,089)
Net Income (Loss)
Net Investment Income (Loss)		10		8,512,209	8,512,219
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		101		81,138,416	81,138,517
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(144)		(116,189,792)	(116,189,936)
Net Income (Loss)		(33)		(26,539,167)	(26,539,200)
Net Change in Shareholders' Equity	—	(33)	(2,200,000)	(79,526,256)	(79,526,289)
Balance at June 30, 2024	40	$957	29,650,000	$709,206,906	$709,207,863

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

Invesco DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$830	33,950,000	$704,265,740	$704,266,570
Purchases of Shares			3,450,000	84,123,019	84,123,019
Redemption of Shares			(7,750,000)	(181,656,275)	(181,656,275)
Net Increase (Decrease) due to Share Transactions			(4,300,000)	(97,533,256)	(97,533,256)
Net Income (Loss)
Net Investment Income (Loss)		20		16,414,047	16,414,067
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		156		125,541,349	125,541,505
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(49)		(39,480,974)	(39,481,023)
Net Income (Loss)		127		102,474,422	102,474,549
Net Change in Shareholders' Equity	—	127	(4,300,000)	4,941,166	4,941,293
Balance at June 30, 2024	40	$957	29,650,000	$709,206,906	$709,207,863

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

Invesco DB Agriculture Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net Income (Loss)	$102,474,549	$36,772,689
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(292,121,235)	(711,812,583)
Proceeds from securities sold and matured	350,000,000	949,999,935
Cost of affiliated investments purchased	(516,869,556)	(1,146,372,409)
Proceeds from affiliated investments sold	477,169,734	1,175,184,960
Net accretion of discount on United States Treasury Obligations	(8,719,412)	(9,444,775)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(2)	65
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	409,678	(208,123)
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	(18,026,998)	(8,116,584)
Dividends from affiliates	(58,798)	168,680
Management fees	(28,362)	(263,825)
Brokerage commissions and fees	1,989	2,620
Net cash provided by (used in) operating activities	94,231,587	285,910,650
Cash flows from financing activities:
Distributions paid to shareholders	(336,157)	—
Proceeds from purchases of Shares	86,197,324	78,212,198
Redemption of Shares	(184,813,820)	(364,122,848)
Net cash provided by (used in) financing activities	(98,952,653)	(285,910,650)
Net change in cash	(4,721,066)	—
Cash at beginning of period	4,721,066	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$92,140	$73,220

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Notes to Unaudited Financial Statements

June 30, 2024

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2024 and 2023. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 23, 2024.

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

No distributions were declared for the three and six months ended June 30, 2024 and 2023.

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

G.
Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2024 and 2023, the Fund did not incur such expenses.

H.
Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $7.00 and $7.00 per round-turn trade during the three and six months ended June 30, 2024, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $7.00 and $7.00 per round-turn trade during the three and six months ended June 30, 2023, respectively.

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

The Managing Owner waived fees of $101,271 and $188,314 for the three and six months ended June 30, 2024, respectively. The Managing Owner waived fees of $121,232 and $234,379 for the three and six months ended June 30, 2023, respectively.

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

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of June 30, 2024 and December 31, 2023. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$293,540,679	$—	$293,540,679
Exchange-Traded Fund	119,581,885	—	—	119,581,885
Money Market Mutual Fund	287,780,331	—	—	287,780,331
Total Investments in Securities	407,362,216	293,540,679	—	700,902,895
Other Investments - Assets(a)
Commodity Futures Contracts	7,935,283	—	—	7,935,283
Other Investments - Liabilities(a)
Commodity Futures Contracts	(64,305,875)	—	—	(64,305,875)
Total Other Investments	(56,370,592)	—	—	(56,370,592)
Total Investments	$350,991,624	$293,540,679	$—	$644,532,303

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$342,956,644	$—	$342,956,644
Exchange-Traded Fund	119,734,949	—	—	119,734,949
Money Market Mutual Fund	248,080,509	—	—	248,080,509
Total Investments in Securities	367,815,458	342,956,644	—	710,772,102
Other Investments - Assets(a)
Commodity Futures Contracts	15,443,843	—	—	15,443,843
Other Investments - Liabilities(a)
Commodity Futures Contracts	(32,743,090)	—	—	(32,743,090)
Total Other Investments	(17,299,247)	—	—	(17,299,247)
Total Investments	$350,516,211	$342,956,644	$—	$693,472,855

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2024		December 31, 2023
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$7,935,283	$(64,305,875)	$15,443,843	$(32,743,090)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the June 30, 2024 and December 31, 2023 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$81,138,515	$18,263,580
	Net Change in Unrealized Gain (Loss)	(116,244,280)	1,763,030
Total		$(35,105,765)	$20,026,610

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$125,541,503	$18,348,157
	Net Change in Unrealized Gain (Loss)	(39,071,345)	932,203
Total		$86,470,158	$19,280,360

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Average Notional Value	$766,661,734	$877,601,050	$740,500,254	$933,749,969

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2024.

	Value 03/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$119,581,885	$—	$—	$—	$—	$119,581,885	$1,488,906
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	342,555,653	311,928,567	(366,703,889)	—	—	287,780,331	4,498,934
Total	$462,137,538	$311,928,567	$(366,703,889)	$—	$—	$407,362,216	$5,987,840

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$119,734,949	$—	$—	$(153,064)	$—	$119,581,885	$3,026,826
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	248,080,509	516,869,556	(477,169,734)	—	—	287,780,331	7,850,256
Total	$367,815,458	$516,869,556	$(477,169,734)	$(153,064)	$—	$407,362,216	$10,877,082

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2023.

	Value 03/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2023	Dividend Income
Invesco Short Term Treasury ETF	$119,649,914	$—	$—	$(68,028)	$—	$119,581,886	$1,311,399
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	414,422,045	495,609,923	(540,737,802)	—	—	369,294,166	4,854,322
Total	$534,071,959	$495,609,923	$(540,737,802)	$(68,028)	$—	$488,876,052	$6,165,721

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2023	Dividend Income
Invesco Short Term Treasury ETF	$88,980,698	$30,475,187	$—	$126,001	$—	$119,581,886	$2,274,680
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	428,581,904	1,115,897,222	(1,175,184,960)	—	—	369,294,166	9,580,656
Total	$517,562,602	$1,146,372,409	$(1,175,184,960)	$126,001	$—	$488,876,052	$11,855,336

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

Note 11 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2024 and 2023. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Asset Value
Net asset value per Share, beginning of period	$24.76	$20.42	$20.74	$20.16
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(1.11)	0.47	2.66	0.56
Net investment income (loss) (b)	0.27	0.21	0.52	0.38
Net income (loss)	(0.84)	0.68	3.18	0.94
Net asset value per Share, end of period	$23.92	$21.10	$23.92	$21.10
Market value per Share, beginning of period (c)	$24.75	$20.43	$20.73	$20.15
Market value per Share, end of period (c)	$23.81	$21.08	$23.81	$21.08

Ratio to average Net Assets (d)
Net investment income (loss)	4.39%	3.97%	4.41%	3.75%
Expenses, after waivers	0.89%	0.89%	0.88%	0.88%
Expenses, prior to waivers	0.94%	0.95%	0.93%	0.93%
Total Return, at net asset value (e)	(3.39)%	3.33%	15.33%	4.66%
Total Return, at market value (e)	(3.80)%	3.18%	14.86%	4.62%

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of June 30, 2024:

Index Commodity	Fund Weight (%)
Cocoa	23.33%
Coffee	13.70
Corn	9.14
Cotton	2.34
Feeder Cattle	3.92
Kansas City Wheat	4.94
Lean Hogs	6.81
Live Cattle	12.03
Soybeans	9.76
Sugar	9.06
Wheat	4.97
Closing Level as of June 30, 2024:	100.00%

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

As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, Bank of America Securities, BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jane Street Capital LLC, Jefferies LLC, JP Morgan Securities Inc., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, Virtu Americas LLC and Virtu Financial Capital Markets LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $94.2 million and $285.9 million for the six months ended June 30, 2024 and 2023, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2024, $292.1 million was paid to purchase United States Treasury Obligations and $350.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2023, $711.8 million was paid to purchase United States Treasury Obligations and $950.0 million was received from sales and maturing United States Treasury Obligations. $477.2 million was received from sales of affiliated investments and $516.9 million was paid to purchase affiliated investments during the six months ended June 30, 2024. $1,175.2 million was received from sales of affiliated investments and $1,146.4 million was paid to purchase affiliated investments during the six months ended June 30, 2023.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(99.0) million and $(285.9) million during the six months ended June 30, 2024 and 2023, respectively. This included $86.2 million and $78.2 million from Shares purchased by Authorized Participants and $184.8 million and $364.1 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, distributions paid to Shareholders were $0.3 million. No distributions were paid to Shareholders during the six months ended June 30, 2023.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

COMPARISON OF MARKET, NAV AND DBIQ DIVERSIFIED AGRICULTURE INDEX ERTM

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

DBA - For the Three Months Ended June 30, 2024
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Percentage Change
3/31/2024
6/30/2024
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

DBA - For the Six Months Ended June 30, 2024
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Percentage Change
12/31/2023
6/30/2024
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

Performance Summary

This Report covers the three and six months ended June 30, 2024 and 2023. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2024 and 2023” below provides an overview of the changes in the closing levels of the DBIQ Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ Diversified Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index

Commodity Returns for the Three and Six Months Ended June 30, 2024 and 2023

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ AGRICULTURE TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2024	2023	2024	2023
DB Cocoa Indices	(8.81)%	17.88%	121.19%	32.38%
DB Coffee Indices	22.60	(2.97)	26.56	(0.08)
DB Corn Indices	(11.08)	(14.28)	(15.79)	(20.15)
DB Cotton Indices	(19.77)	2.27	(9.17)	1.88
DB Feeder Cattle Indices	1.31	12.76	11.12	19.78
DB Kansas City Wheat Indices	2.60	(5.18)	(6.70)	(5.68)
DB Lean Hogs Indices	(12.69)	4.81	1.08	(16.43)
DB Live Cattle Indices	5.67	12.21	15.16	17.23
DB Soybean Indices	(5.67)	3.09	(8.98)	(2.83)
DB Sugar Indices	(10.34)	7.45	(1.41)	31.98
DB Wheat Indices	(0.81)	(8.56)	(10.39)	(18.83)
AGGREGATE RETURN	(3.19)%	3.61%	15.92%	5.22%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2024 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2023

Fund Share Price Performance

For the three months ended June 30, 2024, the NYSE Arca market value of each Share decreased from $24.75 per Share to $23.81 per Share. The Share price low and high for the three months ended June 30, 2024 and related change from the Share price on March 31, 2024 was as follows: Shares traded at a low of $23.47 per Share (-5.17%) on May 13, 2024, and a high of $26.53 per Share (+7.19%) on April 24, 2024. The total return for the Fund on a market value basis was -3.80%.

Agricultural commodities moved lower in the second quarter of 2024. The largest detractors for the Fund were Cocoa, Corn, Sugar, and Lean Hogs. While fundamentals remained supportive, with no end in sight for the shortfalls in West Africa, front month Cocoa prices plunged sharply in May and June on increased profit-taking and demand destruction fears. For corn, while prices were on an uptrend for most of the quarter on resurfaced supply concerns and strong US export sales, it plunged through June on reports of ample supplies. Sugar has been in a consistent decline since its peak late last year, pressured by improving global production prospects in India, Thailand, and Brazil. The one positive standout was Coffee which saw front month prices gain over 20% in the quarter on ramped up weather concerns in Vietnam.

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

Fund Share Net Asset Performance

For the three months ended June 30, 2024, the NAV of each Share decreased from $24.76 per Share to $23.92 per Share. Falling commodity futures contract prices for Cocoa, Corn, Cotton, Lean Hogs, Soybeans, Sugar and Wheat were partially offset by rising commodity futures contract prices of Coffee, Feeder Cattle, Kansas City Wheat and Live Cattle during the three months ended June 30, 2024, contributing to an overall 4.47% decrease in the level of the Index and to a 3.19% decrease in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was -3.39%.

Net income (loss) for the three months ended June 30, 2024 was $(26.5) million, primarily resulting from $10.2 million of income, net realized gain (loss) of $81.1 million, net change in unrealized gain (loss) of $(116.2) million and net operating expenses of $1.7 million.

For the three months ended June 30, 2023, the NAV of each Share increased from $20.42 per Share to $21.10 per Share. Rising commodity futures contract prices for Cocoa, Cotton, Feeder Cattle, Lean Hogs, Live Cattle, Soybeans and Sugar were partially offset by falling commodity futures contract prices of Coffee, Corn, Kansas City Wheat and Wheat during the three months ended June 30, 2023, contributing to an overall 2.29% increase in the level of the Index and to a 3.61% increase in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was +3.33%.

Net income (loss) for the three months ended June 30, 2023 was $28.7 million, primarily resulting from $10.7 million of income, net realized gain (loss) of $18.3 million, net change in unrealized gain (loss) of $1.7 million and net operating expenses of $2.0 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2024 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2023

Fund Share Price Performance

For the six months ended June 30, 2024, the NYSE Arca market value of each Share increased from $20.73 per Share to $23.81 per Share. The Share price low and high for the six months ended June 30, 2024 and related change from the Share price on December 31, 2023 was as follows: Shares traded at a low of $20.52 per Share (-1.01%) on January 8, 2024, and a high of $26.53 per Share (+27.99%) on April 24, 2024. The total return for the Fund on a market value basis was +14.86%.

Agricultural commodities ended the first half of 2024 with strong positive performance, though Cocoa was more or less the sole positive driver. Front month prices skyrocketed over 180% between the start of the year and its peak in mid-April, repeatedly surpassing all-time highs as crop damaging disease and adverse weather in West Africa fueled worries for a global supply shortfall. However, prices did ease in the second quarter with increased profit-taking dealing a heavy blow. The other contributors were Coffee and livestock commodities which also faced supply concerns. Grains, on the other hand, all retreated on ample global supplies and the lack of US competitiveness. While renewed weather concerns did take the market by surprise in April and May, sending wheat prices skyrocketing, the rally was short-lived, and all gains were erased by the end of June.

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

Agricultural commodities remained in positive territory for the first two quarters of 2023, supported by gains in Cocoa, Sugar, Live Cattle, and Feeder Cattle. The Cocoa rally was driven by supply shortfalls in the Ivory Coast, the largest global exporter, while Sugar prices rallied on Indian export uncertainty. Live Cattle and Feeder Cattle also added positive performance on dwindled herd counts, while grains (Wheat, Corn, Soybeans) were all detractors. Robust wheat harvests from Russia and Australia, projections for bumper Brazilian corn and soybeans harvests, as well as the continued extension of the Black Sea Grain Initiative, continued to ease supply concerns.

Fund Share Net Asset Performance

For the six months ended June 30, 2024, the NAV of each Share increased from $20.74 per Share to $23.92 per Share. Rising commodity futures contract prices for Cocoa, Coffee, Feeder Cattle, Lean Hogs and Live Cattle, were partially offset by falling commodity futures contract prices of Corn, Cotton, Kansas City Wheat, Soybeans, Sugar and Wheat during the six months ended

June 30, 2024, contributing to an overall 12.88% increase in the level of the Index and to a 15.92% increase in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was +15.33%.

Net income (loss) for the six months ended June 30, 2024 was $102.5 million, primarily resulting from $19.7 million of income, net realized gain (loss) of $125.5 million, net change in unrealized gain (loss) of $(39.5) million and net operating expenses of $3.3 million.

For the six months ended June 30, 2023, the NAV of each Share increased from $20.16 per Share to $21.10 per Share. Rising commodity futures contract prices for Cocoa, Cotton, Feeder Cattle, Live Cattle and Sugar, were partially offset by falling commodity futures contract prices of Coffee, Corn, Kansas City Wheat, Lean Hogs, Soybeans and Wheat during the six months ended June 30, 2023, contributing to an overall 2.68% increase in the level of the Index and to a 5.22% increase in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was +4.66%.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2024.

				For the Six Months Ended
				June 30, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$709,207,863	0.79%	$13,085,918	7

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2023.

				For the Year Ended
				December 31, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$704,266,570	0.57%	$9,343,708	21

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

The following were the primary trading risk exposures of the Fund as of June 30, 2024 by market sector:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its Shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended June 30, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2024 to April 30, 2024	1,450,000	$25.37
May 1, 2024 to May 31, 2024	2,750,000	$23.86
June 1, 2024 to June 30, 2024	950,000	$25.20
Total	5,150,000	$24.53

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Agriculture Fund — June 30, 2024 and December 31, 2023 (Unaudited), (ii) the Schedule of Investments of Invesco DB Agriculture Fund — June 30, 2024 (Unaudited), (iii) the Schedule of Investments of Invesco DB Agriculture Fund — December 31, 2023 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Agriculture Fund — For the Three and Six Months Ended June 30, 2024 and 2023 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Three Months Ended June 30, 2024 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Three Months Ended June 30, 2023 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Six Months Ended June 30, 2024 (Unaudited), (viii) the Statement of Changes in Shareholders’ Equity of Invesco DB

Agriculture Fund — For the Six Months Ended June 30, 2023 (Unaudited), (ix) the Statements of Cash Flows of Invesco DB Agriculture Fund — For the Six Months Ended June 30, 2024 and 2023 (Unaudited), and (x) Notes to Unaudited Financial Statements of Invesco DB Agriculture Fund — June 30, 2024.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Agriculture Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 6, 2024		By:	/s/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: August 6, 2024		By:	/s/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools