Form 10-Q
period 2024-09-30
INVESCO DB AGRICULTURE FUND; Invesco DB Multi-Sector Commodity Trust
filed 2024-11-07
CIK 1383082, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of outstanding Shares as of September 30, 2024: 28,350,000

INVESCO DB AGRICULTURE FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Agriculture Fund

Statements of Financial Condition

September 30, 2024 and December 31, 2023

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
United States Treasury Obligations, at value (cost $297,391,008 and $342,604,310, respectively)	$297,686,525	$342,956,644
Affiliated Investments, at value (cost $453,191,167 and $367,600,564, respectively)	453,468,420	367,815,458
Other investments:
Variation margin receivable- Commodity Futures Contracts	—	—
Cash held by custodian	—	4,721,066
Receivable for:
Fund shares sold	—	2,074,305
Dividends from affiliates	1,214,425	1,403,400
Total assets	$752,369,370	$718,970,873
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$13,370,792	$10,687,335
Payable for:
Distributions	—	336,157
Fund shares reacquired	—	3,157,545
Management fees	465,337	520,593
Brokerage commissions and fees	5,028	2,673
Total liabilities	13,841,157	14,704,303
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,042	830
Shareholders' equity—Shares	738,527,171	704,265,740
Total shareholders' equity	738,528,213	704,266,570
Total liabilities and equity	$752,369,370	$718,970,873
General Shares outstanding	40	40
Shares outstanding	28,350,000	33,950,000
Net asset value per share	$26.05	$20.74
Market value per share	$26.10	$20.73

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Schedule of Investments

September 30, 2024

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 4.980% due November 29, 2024 (b)	36.95%	$272,890,186	$275,000,000
U.S. Treasury Bills, 4.970% due December 5, 2024	3.36	24,796,339	25,000,000
Total United States Treasury Obligations (cost $297,391,008)	40.31%	$297,686,525
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $119,520,055) (c)	16.22%	$119,797,308	1,133,800
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.85% (cost $333,671,112) (c)(d)	45.18	333,671,112	333,671,112
Total Affiliated Investments (cost $453,191,167)	61.40%	$453,468,420
Total Investments in Securities (cost $750,582,175)	101.71%	$751,154,945

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
United States Treasury Obligations of $148,845,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
(c)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(d)
The rate shown is the 7-day SEC standardized yield as of September 30, 2024.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(e)	Unrealized Appreciation (Depreciation)(e)
Long Futures Contracts
CBOT Corn	2,686	September - 2025	$60,367,850	$1,145,092	$1,145,092
CBOT Soybean	1,210	November - 2024	63,948,500	(11,829,019)	(11,829,019)
CBOT Wheat	1,084	July - 2025	33,658,200	(5,307,762)	(5,307,762)
CBOT Wheat KCB	1,089	July - 2025	33,377,850	(5,761,667)	(5,761,667)
CME Feeder Cattle	210	November - 2024	25,714,500	1,365,208	1,365,208
CME Lean Hogs	1,777	December - 2024	52,083,870	1,125,734	1,125,734
CME Live Cattle	1,108	December - 2024	81,903,360	3,552,553	3,552,553
NYB-ICE Cocoa	2,478	December - 2024	191,351,160	23,658,300	23,658,300
NYB-ICE Coffee	1,118	December - 2024	113,302,313	15,176,681	15,176,681
NYB-ICE Cotton	442	December - 2024	16,267,810	134,983	134,983
NYB-ICE Sugar	2,916	June - 2025	65,710,310	5,625,397	5,625,397
Total Commodity Futures Contracts				$28,885,500	$28,885,500

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

Invesco DB Agriculture Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Income
Interest Income	$3,986,652	$4,788,543	$12,798,318	$14,291,035
Dividends from Affiliates	5,213,894	6,380,385	16,090,976	18,235,721
Total Income	9,200,546	11,168,928	28,889,294	32,526,756
Expenses
Management Fees	1,491,660	1,799,485	4,653,909	5,722,675
Brokerage Commissions and Fees	88,137	111,690	296,743	423,216
Interest Expense	67,742	36,350	159,882	109,570
Total Expenses	1,647,539	1,947,525	5,110,534	6,255,461
Less: Waivers	(87,709)	(118,617)	(276,023)	(352,996)
Net Expenses	1,559,830	1,828,908	4,834,511	5,902,465
Net Investment Income (Loss)	7,640,716	9,340,020	24,054,783	26,624,291
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) from
United States Treasury Obligations	1	139	3	74
Commodity Futures Contracts	(33,542,099)	12,986,866	91,999,404	31,335,023
Net Realized Gain (Loss)	(33,542,098)	12,987,005	91,999,407	31,335,097
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	199,797	(178,241)	(56,817)	(96,119)
Affiliated Investments	215,423	34,014	62,359	160,015
Commodity Futures Contracts	85,256,092	(9,017,234)	46,184,747	(8,085,031)
Net Change in Unrealized Gain (Loss)	85,671,312	(9,161,461)	46,190,289	(8,021,135)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	52,129,214	3,825,544	138,189,696	23,313,962
Net Income (Loss)	$59,769,930	$13,165,564	$162,244,479	$49,938,253

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2024 and 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2024	40	$957	29,650,000	$709,206,906	$709,207,863
Purchases of Shares			400,000	10,179,118	10,179,118
Redemption of Shares			(1,700,000)	(40,628,698)	(40,628,698)
Net Increase (Decrease) due to Share Transactions			(1,300,000)	(30,449,580)	(30,449,580)
Net Income (Loss)
Net Investment Income (Loss)		12		7,640,704	7,640,716
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(36)		(33,542,062)	(33,542,098)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		109		85,671,203	85,671,312
Net Income (Loss)		85		59,769,845	59,769,930
Net Change in Shareholders' Equity	—	85	(1,300,000)	29,320,265	29,320,350
Balance at September 30, 2024	40	$1,042	28,350,000	$738,527,171	$738,528,213

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2023	40	$844	39,650,000	$836,534,898	$836,535,742
Purchases of Shares			800,000	17,302,168	17,302,168
Redemption of Shares			(2,400,000)	(51,931,428)	(51,931,428)
Net Increase (Decrease) due to Share Transactions			(1,600,000)	(34,629,260)	(34,629,260)
Net Income (Loss)
Net Investment Income (Loss)		9		9,340,011	9,340,020
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		13		12,986,992	12,987,005
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(9)		(9,161,452)	(9,161,461)
Net Income (Loss)		13		13,165,551	13,165,564
Net Change in Shareholders' Equity	—	13	(1,600,000)	(21,463,709)	(21,463,696)
Balance at September 30, 2023	40	$857	38,050,000	$815,071,189	$815,072,046

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$830	33,950,000	$704,265,740	$704,266,570
Purchases of Shares			3,850,000	94,302,137	94,302,137
Redemption of Shares			(9,450,000)	(222,284,973)	(222,284,973)
Net Increase (Decrease) due to Share Transactions			(5,600,000)	(127,982,836)	(127,982,836)
Net Income (Loss)
Net Investment Income (Loss)		32		24,054,751	24,054,783
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		120		91,999,287	91,999,407
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		60		46,190,229	46,190,289
Net Income (Loss)		212		162,244,267	162,244,479
Net Change in Shareholders' Equity	—	212	(5,600,000)	34,261,431	34,261,643
Balance at September 30, 2024	40	$1,042	28,350,000	$738,527,171	$738,528,213

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2022	40	$806	53,200,000	$1,072,706,124	$1,072,706,930
Purchases of Shares			4,550,000	95,514,366	95,514,366
Redemption of Shares			(19,700,000)	(403,087,503)	(403,087,503)
Net Increase (Decrease) due to Share Transactions			(15,150,000)	(307,573,137)	(307,573,137)
Net Income (Loss)
Net Investment Income (Loss)		27		26,624,264	26,624,291
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		32		31,335,065	31,335,097
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(8)		(8,021,127)	(8,021,135)
Net Income (Loss)		51		49,938,202	49,938,253
Net Change in Shareholders' Equity	—	51	(15,150,000)	(257,634,935)	(257,634,884)
Balance at September 30, 2023	40	$857	38,050,000	$815,071,189	$815,072,046

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net Income (Loss)	$162,244,479	$49,938,253
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	(292,121,235)	(760,806,844)
Proceeds from securities sold and matured	350,000,000	1,000,000,074
Cost of affiliated investments purchased	(744,541,217)	(1,305,351,780)
Proceeds from affiliated investments sold	658,950,614	1,336,838,339
Net accretion of discount on United States Treasury Obligations	(12,665,460)	(14,150,453)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	(3)	(74)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	(5,542)	(63,896)
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	2,683,457	13,146,372
Dividends from affiliates	188,975	144,512
Management fees	(55,256)	(276,888)
Brokerage commissions and fees	2,355	2,857
Net cash provided by (used in) operating activities	124,681,167	319,420,472
Cash flows from financing activities:
Distributions paid to shareholders	(336,157)	—
Proceeds from purchases of Shares	96,376,442	95,514,366
Redemption of Shares	(225,442,518)	(414,934,838)
Net cash provided by (used in) financing activities	(129,402,233)	(319,420,472)
Net change in cash	(4,721,066)	—
Cash at beginning of period	4,721,066	—
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$159,882	$109,570

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Notes to Unaudited Financial Statements

September 30, 2024

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2024 and 2023. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 23, 2024.

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

No distributions were declared for the three and nine months ended September 30, 2024 and 2023.

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

G.
Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2024 and 2023, the Fund did not incur such expenses.

H.
Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $7.00 and $7.00 per round-turn trade during the three and nine months ended September 30, 2024, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $7.00 and $7.00 per round-turn trade during the three and nine months ended September 30, 2023, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2021.

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

The Managing Owner waived fees of $87,709 and $276,023 for the three and nine months ended September 30, 2024, respectively. The Managing Owner waived fees of $118,617 and $352,996 for the three and nine months ended September 30, 2023, respectively.

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

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. There were no cash equivalents held by the Fund as of September 30, 2024 and December 31, 2023. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of September 30, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$297,686,525	$—	$297,686,525
Exchange-Traded Fund	119,797,308	—	—	119,797,308
Money Market Mutual Fund	333,671,112	—	—	333,671,112
Total Investments in Securities	453,468,420	297,686,525	—	751,154,945
Other Investments - Assets(a)
Commodity Futures Contracts	51,783,948	—	—	51,783,948
Other Investments - Liabilities(a)
Commodity Futures Contracts	(22,898,448)	—	—	(22,898,448)
Total Other Investments	28,885,500	—	—	28,885,500
Total Investments	$482,353,920	$297,686,525	$—	$780,040,445

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$342,956,644	$—	$342,956,644
Exchange-Traded Fund	119,734,949	—	—	119,734,949
Money Market Mutual Fund	248,080,509	—	—	248,080,509
Total Investments in Securities	367,815,458	342,956,644	—	710,772,102
Other Investments - Assets(a)
Commodity Futures Contracts	15,443,843	—	—	15,443,843
Other Investments - Liabilities(a)
Commodity Futures Contracts	(32,743,090)	—	—	(32,743,090)
Total Other Investments	(17,299,247)	—	—	(17,299,247)
Total Investments	$350,516,211	$342,956,644	$—	$693,472,855

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2024		December 31, 2023
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$51,783,948	$(22,898,448)	$15,443,843	$(32,743,090)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the September 30, 2024 and December 31, 2023 Statements of Financial Condition.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(33,542,099)	$12,986,866
	Net Change in Unrealized Gain (Loss)	85,256,092	(9,017,234)
Total		$51,713,993	$3,969,632

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2024	2023
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$91,999,404	$31,335,023
	Net Change in Unrealized Gain (Loss)	46,184,747	(8,085,031)
Total		$138,184,151	$23,249,992

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Average Notional Value	$706,911,949	$834,991,570	$730,235,371	$903,993,000

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2024.

	Value 06/30/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$119,581,885	$—	$—	$215,423	$—	$119,797,308	$1,559,349
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	287,780,331	227,671,661	(181,780,880)	—	—	333,671,112	3,654,545
Total	$407,362,216	$227,671,661	$(181,780,880)	$215,423	$—	$453,468,420	$5,213,894

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$119,734,949	$—	$—	$62,359	$—	$119,797,308	$4,586,175
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	248,080,509	744,541,217	(658,950,614)	—	—	333,671,112	11,504,801
Total	$367,815,458	$744,541,217	$(658,950,614)	$62,359	$—	$453,468,420	$16,090,976

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2023.

	Value 06/30/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2023	Dividend Income
Invesco Short Term Treasury ETF	$119,581,886	$—	$—	$34,014	$—	$119,615,900	$1,481,831
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	369,294,166	158,979,371	(161,653,379)	—	—	366,620,158	4,898,554
Total	$488,876,052	$158,979,371	$(161,653,379)	$34,014	$—	$486,236,058	$6,380,385

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2023	Dividend Income
Invesco Short Term Treasury ETF	$88,980,698	$30,475,187	$—	$160,015	$—	$119,615,900	$3,756,511
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	428,581,904	1,274,876,593	(1,336,838,339)	—	—	366,620,158	14,479,210
Total	$517,562,602	$1,305,351,780	$(1,336,838,339)	$160,015	$—	$486,236,058	$18,235,721

Note 9 – Share Purchases and Redemptions

(a) Purchases

On any business day, an Authorized Participant may place an order with the Transfer Agent to create one or more Creation Units. Each Creation Unit consists of a block of 50,000 Shares. For purposes of processing both creation and redemption orders, a “business day” means any day other than a day when banks in New York City are required or permitted to be closed. Creation orders must be placed by 10:00 a.m., Eastern Time. The day on which the Transfer Agent receives a valid creation order is the creation order date. The day on which a creation order is settled is the creation order settlement date. Cash settlement occurs at the creation order settlement date. As provided below, the creation order settlement date may occur up to one business day after the creation order date. By placing a creation order, and prior to delivery of such Creation Units, an Authorized Participant’s Depository Trust Company (“DTC”) account is charged the non-refundable transaction fee due for the creation order.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, Creation Units are issued on the creation order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the creation order date at the applicable NAV per Share as of the closing time of the NYSE Arca or the last to close of the exchanges on which its futures contracts are traded, whichever is later, on the creation order date, but only if the required payment has been timely received. Upon submission of a creation order, the Authorized Participant may request the Managing Owner to agree to a creation order settlement date up to one business day after the creation order date.

(b) Redemptions

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more Creation Units. Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. Cash settlement occurs at the redemption order settlement date. As provided below, the redemption order settlement date may occur up to one business day after the redemption order date. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 50,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Creation Units to be redeemed through DTC’s book-entry system to the Fund no later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to one business day after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

Note 11 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2024 and 2023. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Asset Value
Net asset value per Share, beginning of period	$23.92	$21.10	$20.74	$20.16
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	1.86	0.08	4.53	0.64
Net investment income (loss) (b)	0.27	0.24	0.78	0.62
Net income (loss)	2.13	0.32	5.31	1.26
Net asset value per Share, end of period	$26.05	$21.42	$26.05	$21.42
Market value per Share, beginning of period (c)	$23.81	$21.08	$20.73	$20.15
Market value per Share, end of period (c)	$26.10	$21.40	$26.10	$21.40

Ratio to average Net Assets (d)
Net investment income (loss)	4.35%	4.41%	4.39%	3.96%
Expenses, after waivers	0.89%	0.86%	0.88%	0.88%
Expenses, prior to waivers	0.94%	0.92%	0.93%	0.93%
Total Return, at net asset value (e)	8.90%	1.52%	25.60%	6.25%
Total Return, at market value (e)	9.62%	1.52%	25.90%	6.20%

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2024:

Index Commodity	Fund Weight (%)
Cocoa	25.95%
Coffee	15.36
Corn	8.18
Cotton	2.20
Feeder Cattle	3.49
Kansas City Wheat	4.52
Lean Hogs	7.06
Live Cattle	11.10
Soybeans	8.67
Sugar	8.91
Wheat	4.56
Closing Level as of September 30, 2024:	100.00%

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

On any business day, an Authorized Participant may place an order with the Transfer Agent to redeem one or more blocks of 50,000 Shares (“Creation Units”). Redemption orders must be placed by 10:00 a.m., Eastern Time. The day on which the Managing Owner receives a valid redemption order is the redemption order date. The day on which a redemption order is settled is the redemption order settlement date. As provided below, the redemption order settlement date may occur up to one business day after the redemption order date. Redemption orders are irrevocable. The redemption procedures allow Authorized Participants to redeem Creation Units. Individual Shareholders may not redeem directly from the Fund. Instead, individual Shareholders may only redeem Shares in integral multiples of 50,000 and only through an Authorized Participant.

Unless otherwise agreed to by the Managing Owner and the Authorized Participant as provided in the next sentence, by placing a redemption order, an Authorized Participant agrees to deliver the Creation Units to be redeemed through DTC’s book-entry system to the Fund no later than the redemption order settlement date as of 2:45 p.m., Eastern Time, on the business day immediately following the redemption order date. Upon submission of a redemption order, the Authorized Participant may request the Managing Owner to agree to a redemption order settlement date up to one business day after the redemption order date. By placing a redemption order, and prior to receipt of the redemption proceeds, an Authorized Participant’s DTC account is charged the non-refundable transaction fee due for the redemption order.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $124.7 million and $319.4 million for the nine months ended September 30, 2024 and 2023, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2024, $292.1 million was paid to purchase United States Treasury Obligations and $350.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2023, $760.8 million was paid to purchase United States Treasury Obligations and $1,000.0 million was received from sales and maturing United States Treasury Obligations. $659.0 million was received from sales of affiliated investments and $744.5 million was paid to purchase affiliated investments during the nine months ended September 30, 2024. $1,336.8 million was received from sales of affiliated investments and $1,305.4 million was paid to purchase affiliated investments during the nine months ended September 30, 2023.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(129.4) million and $(319.4) million during the nine months ended September 30, 2024 and 2023, respectively. This included $96.4 million and $95.5 million from Shares purchased by Authorized Participants and $225.4 million and $414.9 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, distributions paid to Shareholders were $0.3 million. No distributions were paid to Shareholders during the nine months ended September 30, 2023.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

COMPARISON OF MARKET, NAV AND DBIQ DIVERSIFIED AGRICULTURE INDEX ERTM

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

DBA - For the Three Months Ended September 30, 2024
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Percentage Change
6/30/2024
9/30/2024
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

DBA - For Nine Months Ended September 30, 2024
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Percentage Change
12/31/2023
9/30/2024
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

Performance Summary

This Report covers the three and nine months ended September 30, 2024 and 2023. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2024 and 2023” below provides an overview of the changes in the closing levels of the DBIQ Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ Diversified Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index

Commodity Returns for the Three and Nine Months Ended September 30, 2024 and 2023

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ AGRICULTURE TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2024	2023	2024	2023
DB Cocoa Indices	21.22%	3.08%	168.14%	36.46%
DB Coffee Indices	22.32	(6.52)	54.81	(6.60)
DB Corn Indices	(2.25)	(1.63)	(17.69)	(21.45)
DB Cotton Indices	2.61	9.90	(6.80)	11.96
DB Feeder Cattle Indices	(2.82)	1.63	7.99	21.73
DB Kansas City Wheat Indices	(0.22)	(10.22)	(6.91)	(15.32)
DB Lean Hogs Indices	13.06	2.20	14.28	(14.59)
DB Live Cattle Indices	0.69	3.57	15.95	21.42
DB Soybean Indices	(2.99)	(3.80)	(11.70)	(6.52)
DB Sugar Indices	7.30	16.72	5.78	54.05
DB Wheat Indices	0.14	(11.06)	(10.26)	(27.81)
AGGREGATE RETURN	9.09%	1.78%	26.47%	7.10%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2023

Fund Share Price Performance

For the three months ended September 30, 2024, the NYSE Arca market value of each Share increased from $23.81 per Share to $26.10 per Share. The Share price low and high for the three months ended September 30, 2024 and related change from the Share price on June 30, 2024 was as follows: Shares traded at a low of $23.26 per Share (-2.31%) on August 1, 2024, and a high of $26.56 per Share (+11.55%) on September 27, 2024. The total return for the Fund on a market value basis was +9.62%.

Agricultural commodities continued to move higher in the third quarter of 2024, however the bifurcation between grains and soft commodities continued. Cocoa and coffee were the top contributors, supported by persisting supply shortfalls. In contrast, for grains, while there were pockets of adverse weather, specifically in Europe and the US, the markets largely expected there to be enough cushion to weather those losses, keeping prices capped. Soybeans and corn were the largest detractors in the quarter, followed by feeder and live cattle, which fell on the availability of cheaper alternatives.

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

Fund Share Net Asset Performance

For the three months ended September 30, 2024, the NAV of each Share increased from $23.92 per Share to $26.05 per Share. Rising commodity futures contract prices for Cocoa, Coffee, Cotton, Lean Hogs, Live Cattle, Sugar and Wheat were partially offset by falling commodity futures contract prices of Corn, Feeder Cattle, Kansas City Wheat and Soybeans during the three months ended September 30, 2024, contributing to an overall 7.67% increase in the level of the Index and to a 9.09% increase in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was +8.90%.

Net income (loss) for the three months ended September 30, 2024 was $59.8 million, primarily resulting from $9.2 million of income, net realized gain (loss) of $(33.5) million, net change in unrealized gain (loss) of $85.7 million and net operating expenses of $1.6 million.

For the three months ended September 30, 2023, the NAV of each Share increased from $21.10 per Share to $21.42 per Share. Rising commodity futures contract prices for Cocoa, Cotton, Feeder Cattle, Lean Hogs, Live Cattle and Sugar were partially offset by falling commodity futures contract prices of Coffee, Corn, Kansas City Wheat, Soybeans and Wheat during the three months ended September 30, 2023, contributing to an overall 0.42% increase in the level of the Index and to a 1.78% increase in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was +1.52%.

Net income (loss) for the three months ended September 30, 2023 was $13.2 million, primarily resulting from $11.2 million of income, net realized gain (loss) of $13.0 million, net change in unrealized gain (loss) of $(9.2) million and net operating expenses of $1.8 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2023

Fund Share Price Performance

For the nine months ended September 30, 2024, the NYSE Arca market value of each Share increased from $20.73 per Share to $26.10 per Share. The Share price low and high for the nine months ended September 30, 2024 and related change from the Share price on December 31, 2023 was as follows: Shares traded at a low of $20.52 per Share (-1.01%) on January 8, 2024, and a high of $26.56 per Share (+28.13%) on September 27, 2024. The total return for the Fund on a market value basis was +25.90%.

Agricultural commodities ended the first three quarters of 2024 with strong positive performance, though cocoa was the dominant driver. Front month prices skyrocketed over 180% between the start of the year and its peak in mid-April, repeatedly surpassing all-time highs as crop-damaging disease and adverse weather in West Africa fueled worries for a global supply shortfall. However, front month prices did ease in the second and end of third quarter on increased profit-taking. The other contributors were coffee and livestock commodities which also faced supply concerns. Grains, on the other hand, all retreated on ample global supplies and lacking US competitiveness. While renewed weather concerns did take the market by surprise in April and May, sending wheat skyrocketing, the rally was short-lived. Corn and soybeans led the losses year-to-date as the US is expected to have close to record yields due to favorable weather.

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

Fund Share Net Asset Performance

For the nine months ended September 30, 2024, the NAV of each Share increased from $20.74 per Share to $26.05 per Share. Rising commodity futures contract prices for Cocoa, Coffee, Feeder Cattle, Lean Hogs, Live Cattle and Sugar were partially offset by falling commodity futures contract prices of Corn, Cotton, Kansas City Wheat, Soybeans and Wheat during the nine months ended September 30, 2024, contributing to an overall 21.53% increase in the level of the Index and to a 26.47% increase in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was +25.60%.

Net income (loss) for the nine months ended September 30, 2024 was $162.2 million, primarily resulting from $28.9 million of income, net realized gain (loss) of $92.0 million, net change in unrealized gain (loss) of $46.2 million and net operating expenses of $4.8 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2024.

				For the Nine Months Ended
				September 30, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$738,528,213	0.88%	$15,195,580	7

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2023.

				For the Year Ended
				December 31, 2023
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$704,266,570	0.57%	$9,343,708	21

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

The following were the primary trading risk exposures of the Fund as of September 30, 2024 by market sector:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its Shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended September 30, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2024 to July 31, 2024	800,000	$23.98
August 1, 2024 to August 31, 2024	800,000	23.73
September 1, 2024 to September 30, 2024	100,000	24.53
Total	1,700,000	$23.90

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Agriculture Fund — September 30, 2024 and December 31, 2023 (Unaudited), (ii) the Schedule of Investments of Invesco DB Agriculture Fund — September 30, 2024 (Unaudited), (iii) the Schedule of Investments of Invesco DB Agriculture Fund — December 31, 2023 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Agriculture Fund — For the Three and Nine Months Ended September 30, 2024 and 2023 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Three Months Ended September 30, 2024 and 2023 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Nine Months Ended September 30, 2024 and 2023 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Agriculture Fund — For the Nine Months Ended September 30, 2024 and 2023 (Unaudited) and (viii) Notes to Unaudited Financial Statements of Invesco DB Agriculture Fund — September 30, 2024.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Agriculture Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 6, 2024		By:	/s/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: November 6, 2024		By:	/s/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools