Form 10-Q
period 2025-03-31
INVESCO DB AGRICULTURE FUND; Invesco DB Multi-Sector Commodity Trust
filed 2025-05-08
CIK 1383082, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of outstanding Shares as of March 31, 2025: 31,100,000

INVESCO DB AGRICULTURE FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Agriculture Fund

Statements of Financial Condition

March 31, 2025 and December 31, 2024

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
United States Treasury Obligations, at value (cost $248,225,633 and $245,521,628, respectively)	$248,295,322	$245,783,215
Affiliated Investments, at value (cost $421,485,373 and $521,694,550, respectively)	421,620,901	521,903,775
Other investments:
Variation margin receivable- Commodity Futures Contracts	—	5,161,930
Cash held by Custodian	—	13,472,216
Deposit with Commodity Broker	148,427,849	—
Receivable for:
Dividends from affiliates	1,153,570	1,593,755
Total assets	$819,497,642	$787,914,891
Liabilities
Payable for:
Management fees	$575,370	$528,933
Brokerage commissions and fees	4,930	4,264
Total liabilities	580,300	533,197
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,053	1,064
Shareholders' equity—Shares	818,916,289	787,380,630
Total shareholders' equity	818,917,342	787,381,694
Total liabilities and equity	$819,497,642	$787,914,891
General Shares outstanding	40	40
Shares outstanding	31,100,000	29,600,000
Net asset value per share	$26.33	$26.60
Market value per share	$26.34	$26.59

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Schedule of Investments

March 31, 2025

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
United States Treasury Obligations (a)
U.S. Treasury Bills, 4.195% due May 29, 2025	30.32%	$248,295,322	$250,000,000
Total United States Treasury Obligations (cost $248,225,633)	30.32%	$248,295,322
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $119,520,055) (b)	14.62%	$119,655,583	1,133,800
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.29% (cost $301,965,318) (b)(c)	36.87	301,965,318	301,965,318
Total Affiliated Investments (cost $421,485,373)	51.49%	$421,620,901
Total Investments in Securities (cost $669,711,006)	81.81%	$669,916,223

(a)
Security may be traded on a discount basis. The interest rate shown represents the discount rate at the most recent auction date of the security prior to period end.
(b)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(c)
The rate shown is the 7-day SEC standardized yield as of March 31, 2025.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(d)	Unrealized Appreciation (Depreciation)(d)
Long Futures Contracts
CBOT Corn	4,313	September - 2025	$93,753,838	$(2,126,068)	$(2,126,068)
CBOT Soybean	1,826	November - 2025	93,057,525	(3,984,737)	(3,984,737)
CBOT Wheat	1,589	July - 2025	43,737,225	(8,918,563)	(8,918,563)
CBOT Wheat KCB	1,615	July - 2025	46,027,500	(7,408,610)	(7,408,610)
CME Feeder Cattle	268	May - 2025	38,123,000	1,232,671	1,232,671
CME Lean Hogs	1,571	June - 2025	59,870,810	(670,838)	(670,838)
CME Live Cattle	1,311	June - 2025	106,794,060	5,165,076	5,165,076
NYB-ICE Cocoa	1,217	May - 2025	96,167,340	(28,671,540)	(28,671,540)
NYB-ICE Coffee	917	May - 2025	130,586,531	(6,506,981)	(6,506,981)
NYB-ICE Cotton	574	May - 2025	19,180,210	(159,873)	(159,873)
NYB-ICE Sugar	4,374	June - 2025	91,364,112	(153,236)	(153,236)
Total Commodity Futures Contracts				$(52,202,699)	$(52,202,699)

(d)
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
(b)
United States Treasury Obligations of $147,450,000 are on deposit with the Commodity Broker and held as maintenance margin for open futures contracts.
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

Invesco DB Agriculture Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Income
Interest Income	$2,788,107	$4,557,104
Dividends from Affiliates	5,787,816	4,889,242
Total Income	8,575,923	9,446,346
Expenses
Management Fees	1,781,755	1,513,790
Brokerage Commissions and Fees	76,468	77,636
Interest Expense	45,432	40,115
Total Expenses	1,903,655	1,631,541
Less: Waivers	(118,996)	(87,043)
Net Expenses	1,784,659	1,544,498
Net Investment Income (Loss)	6,791,264	7,901,848
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) from
United States Treasury Obligations	—	—
Commodity Futures Contracts	83,727,907	44,402,988
Net Realized Gain (Loss)	83,727,907	44,402,988
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	(191,898)	(310,958)
Affiliated Investments	(73,697)	(153,064)
Commodity Futures Contracts	(101,504,012)	77,172,935
Net Change in Unrealized Gain (Loss)	(101,769,607)	76,708,913
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(18,041,700)	121,111,901
Net Income (Loss)	$(11,250,436)	$129,013,749

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$1,064	29,600,000	$787,380,630	$787,381,694
Purchases of Shares			3,550,000	96,974,623	96,974,623
Redemption of Shares			(2,050,000)	(54,188,539)	(54,188,539)
Net Increase (Decrease) due to Share Transactions			1,500,000	42,786,084	42,786,084
Net Income (Loss)
Net Investment Income (Loss)		7		6,791,257	6,791,264
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		82		83,727,825	83,727,907
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(100)		(101,769,507)	(101,769,607)
Net Income (Loss)		(11)		(11,250,425)	(11,250,436)
Net Change in Shareholders' Equity	—	(11)	1,500,000	31,535,659	31,535,648
Balance at March 31, 2025	40	$1,053	31,100,000	$818,916,289	$818,917,342

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$830	33,950,000	$704,265,740	$704,266,570
Purchases of Shares			500,000	10,776,953	10,776,953
Redemption of Shares			(2,600,000)	(55,323,120)	(55,323,120)
Net Increase (Decrease) due to Share Transactions			(2,100,000)	(44,546,167)	(44,546,167)
Net Income (Loss)
Net Investment Income (Loss)		10		7,901,838	7,901,848
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		55		44,402,933	44,402,988
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		95		76,708,818	76,708,913
Net Income (Loss)		160		129,013,589	129,013,749
Net Change in Shareholders' Equity	—	160	(2,100,000)	84,467,422	84,467,582
Balance at March 31, 2024	40	$990	31,850,000	$788,733,162	$788,734,152

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net Income (Loss)	$(11,250,436)	$129,013,749
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	—	—
Proceeds from securities sold and matured	—	25,000,000
Cost of affiliated investments purchased	(199,579,159)	(204,940,989)
Proceeds from affiliated investments sold	299,788,336	110,465,845
Net accretion of discount on United States Treasury Obligations	(2,704,005)	(4,530,470)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	—
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	265,595	464,022
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	5,161,930	(14,293,266)
Deposit with Commodity Broker	(148,427,849)	—
Dividends from affiliates	440,185	78,809
Management fees	46,437	(15,447)
Brokerage commissions and fees	666	2,245
Net cash provided by (used in) operating activities	(56,258,300)	41,244,498
Cash flows from financing activities:
Distributions paid to shareholders	—	(336,157)
Proceeds from purchases of Shares	96,974,623	12,851,258
Redemption of Shares	(54,188,539)	(58,480,665)
Net cash provided by (used in) financing activities	42,786,084	(45,965,564)
Net change in cash	(13,472,216)	(4,721,066)
Cash at beginning of period	13,472,216	4,721,066
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$45,432	$40,115

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Notes to Unaudited Financial Statements

March 31, 2025

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2025 and 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

No distributions were declared for the three months ended March 31, 2025 and 2024.

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

H.
Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses, such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2025 and 2024, the Fund did not incur such expenses.

I.
Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $7.00 and $7.00 per round-turn trade during the three months ended March 31, 2025 and 2024, respectively.

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

K.
Commodity Futures Contracts

The Fund utilizes derivative instruments to achieve its investment objective. A commodity futures contract is an agreement between counterparties to purchase or sell a specified underlying commodity for a specified price, or to pay or receive a cash amount based on the value of an index or other reference instrument, at a future date. Initial margin deposits required upon entering into futures contracts are satisfied by the segregation of specific securities or cash as collateral with the Commodity Broker. During the period that the commodity futures contracts are open, changes in the value of the contracts are recognized as unrealized gains or losses by recalculating the value of the contracts on a daily basis. Subsequent or variation margin payments can be received or made depending upon whether unrealized gains or losses are incurred. These amounts, if any, are reflected as a receivable or payable on the Statements of Financial Condition. Otherwise, the variation margin excess or deficit can be netted with cash held at the Commodity Broker. These amounts, if any, are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. When the contracts are closed or expire, the Fund recognizes a realized gain or loss equal to the difference between the proceeds from, or cost of, the closing transaction and the Fund’s basis in the contract. Realized gains (losses) and changes in unrealized appreciation (depreciation) on open positions are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the contract is closed or the changes occur, respectively.

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

The Managing Owner waived fees of $118,996 and $87,043 for the three months ended March 31, 2025 and 2024, respectively.

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

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of March 31, 2025 and December 31, 2024. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

The Fund may deposit cash, United States Treasury Obligations, T-Bill ETFs and money market mutual funds with the Commodity Broker as margin, to the extent permissible under CFTC rules. The combination of the Fund’s deposits with its Commodity Broker of cash and United States Treasury Obligations and the unrealized profit or loss on open futures contracts represents the Fund’s overall equity in its broker trading account. To meet the Fund’s maintenance margin requirements, the Fund holds United States Treasury Obligations and/or cash with the Commodity Broker. The Fund may utilize excess cash or otherwise transfer cash to the Commodity Broker to satisfy variation margin requirements. The Fund earns interest on any excess cash deposited with the Commodity Broker and incurs interest expense on any deficit balance with the Commodity Broker.

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

The following is a summary of the tiered valuation input levels as of March 31, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$248,295,322	$—	$248,295,322
Exchange-Traded Fund	119,655,583	—	—	119,655,583
Money Market Mutual Fund	301,965,318	—	—	301,965,318
Total Investments in Securities	421,620,901	248,295,322	—	669,916,223
Other Investments - Assets(a)
Commodity Futures Contracts	6,397,747	—	—	6,397,747
Other Investments - Liabilities(a)
Commodity Futures Contracts	(58,600,446)	—	—	(58,600,446)
Total Other Investments	(52,202,699)	—	—	(52,202,699)
Total Investments	$369,418,202	$248,295,322	$—	$617,713,524

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$245,783,215	$—	$245,783,215
Exchange-Traded Fund	119,729,280	—	—	119,729,280
Money Market Mutual Fund	402,174,495	—	—	402,174,495
Total Investments in Securities	521,903,775	245,783,215	—	767,686,990
Other Investments - Assets(a)
Commodity Futures Contracts	78,321,049	—	—	78,321,049
Other Investments - Liabilities(a)
Commodity Futures Contracts	(29,019,736)	—	—	(29,019,736)
Total Other Investments	49,301,313	—	—	49,301,313
Total Investments	$571,205,088	$245,783,215	$—	$816,988,303

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2025		December 31, 2024
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$6,397,747	$(58,600,446)	$78,321,049	$(29,019,736)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$83,727,907	$44,402,988
	Net Change in Unrealized Gain (Loss)	(101,504,012)	77,172,935
Total		$(17,776,105)	$121,575,923

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended
	March 31,
	2025	2024
Average Notional Value	$834,867,173	$726,295,070

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2025.

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2025	Dividend Income
Invesco Short Term Treasury ETF	$119,729,280	$—	$—	$(73,697)	$—	$119,655,583	$1,285,049
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	402,174,495	199,579,159	(299,788,336)	—	—	301,965,318	4,502,767
Total	$521,903,775	$199,579,159	$(299,788,336)	$(73,697)	$—	$421,620,901	$5,787,816

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2024.

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2024	Dividend Income
Invesco Short Term Treasury ETF	$119,734,949	$—	$—	$(153,064)	$—	$119,581,885	$1,537,920
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	248,080,509	204,940,989	(110,465,845)	—	—	342,555,653	3,351,322
Total	$367,815,458	$204,940,989	$(110,465,845)	$(153,064)	$—	$462,137,538	$4,889,242

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

Note 11 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2025 and 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2025	2024
Net Asset Value
Net asset value per Share, beginning of period	$26.60	$20.74
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(0.49)	3.78
Net investment income (loss) (b)	0.22	0.24
Net income (loss)	(0.27)	4.02
Net asset value per Share, end of period	$26.33	$24.76
Market value per Share, beginning of period (c)	$26.59	$20.73
Market value per Share, end of period (c)	$26.34	$24.75

Ratio to average Net Assets (d)
Net investment income (loss)	3.24%	4.44%
Expenses, after waivers	0.85%	0.87%
Expenses, prior to waivers	0.91%	0.92%
Total Return, at net asset value (e)	(1.01)%	19.38%
Total Return, at market value (e)	(0.94)%	19.39%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause actual results to differ materially from those expressed by such forward-looking statements. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. Factors that could cause results to differ from those expressed in the forward-looking statements are subject to a number of risks, uncertainties and other factors, including those described in the “Risk Factors” section of the Fund’s Prospectus and elsewhere in the Prospectus and in other SEC filings by the Fund, such as its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, together with the modified risk factor included in Item 1A of this Report, as well as the following:

•
Risks related to market volatility and fluctuations in the price of assets held by the Fund, including as a result of global trade, macroeconomic events, the imposition of trading limitations or trading halts, and the potential loss of investment;
•
Risks that the market price of Shares will not correspond to NAV;
•
Risks related to market competition;
•
Risks related to the market conditions unique to futures contracts;
•
Risks related to the impact of regulatory actions, such as position limits, accountability levels and daily limits; and
•
Risks and uncertainty related to public health emergencies and other adverse public health developments, geopolitical conflict, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience.

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

The Fund pursues its investment objective by investing in a portfolio of exchange-traded commodity futures contracts that expire in a specific month and trade on a specific exchange (the “Index Contracts”) in the Index Commodities. The notional amounts of each Index Commodity included in the Index are broadly in proportion to historic levels of the world’s production and stocks of the Index Commodities. The Fund also holds United States Treasury Obligations, T-Bill ETFs and cash, if any, for deposit with Morgan Stanley & Co. LLC, the Fund’s commodity broker (the “Commodity Broker”) as margin, to the extent permissible under CFTC rules and United States Treasury Obligations, cash, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, on deposit with The Bank of New York Mellon (the “Custodian”), for cash management purposes. The aggregate notional value of the commodity futures contracts owned by the Fund is expected to approximate the aggregate net asset value (“NAV”) of the Fund, as opposed to the aggregate Index value.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of March 31, 2025:

Index Commodity	Fund Weight (%)
Cocoa	11.76%
Coffee	15.94
Corn	11.46
Cotton	2.34
Feeder Cattle	4.65
Kansas City Wheat	5.62
Lean Hogs	7.31
Live Cattle	13.05
Soybeans	11.37
Sugar	11.16
Wheat	5.34
Closing Level as of March 31, 2025:	100.00%

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

Credit Risk

When the Fund enters into futures contracts, the Fund is exposed to credit risk that the counterparty to the contract will not meet its obligations. The counterparty for futures contracts traded on United States and on most foreign futures exchanges is the clearing house associated with the particular exchange. In general, clearing houses are backed by their corporate members who may be required to share in the financial burden resulting from the nonperformance by one of their members and, as such, is designed to disperse and mitigate the credit risk posed by any other member. In cases where the clearing house is not backed by the clearing members (i.e., some foreign exchanges), it may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearing member or clearinghouse will meet its obligations to the Fund.

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

Liquidity

The Fund’s entire source of capital is derived from the Fund’s offering of Shares to Authorized Participants. The Fund in turn allocates its net assets to commodity futures trading. A significant portion of the NAV may be held in United States Treasury Obligations or cash, which may be used as margin for the Fund’s trading in commodity futures contracts and United States Treasury Obligations, money market mutual funds, cash and T-Bill ETFs, if any, which may be used for cash management purposes. The amount of cash and/or United States Treasury Obligations on deposit with the Commodity Broker may exceed the amount of margin required to be on deposit, depending on market conditions and comparative yields available from United States Treasury Obligations, money market funds, T-Bill ETFs and cash held on deposit with Commodity Broker. The percentage that United States Treasury Obligations bear to the total net assets will vary from period to period as the market values of the Fund’s commodity interests change. All remaining cash, money market mutual funds, T-Bill ETFs, if any, and United States Treasury Obligations are on deposit with the Custodian. Interest earned on the Fund’s interest-bearing funds and dividends from the Fund’s holdings of money market mutual funds are paid to the Fund. Any dividends or distributions of capital gains received from the Fund’s holdings of T-Bill ETFs, if any, are paid to the Fund.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(56.3) million and $41.2 million for the three months ended March 31, 2025 and 2024, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the three months ended March 31, 2025, $0 was paid to purchase United States Treasury Obligations and $0 was received from sales and maturing United States Treasury Obligations. During the three months ended March 31, 2024, $0 was paid to purchase United States Treasury Obligations and $25.0 million was received from sales and maturing United States Treasury Obligations. $299.8 million was received from sales of affiliated investments and $199.6 million was paid to purchase affiliated investments during the three months ended March 31, 2025. $110.5 million was received from sales of affiliated investments and $204.9 million was paid to purchase affiliated investments during the three months ended March 31, 2024. During the three months ended March 31, 2025, net deposits to/from the Commodity Broker was $148.4 million. There were no net deposits to/from the Commodity Broker during the three months ended March 31, 2024.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $42.8 million and $(46.0) million during the three months ended March 31, 2025 and 2024, respectively. This included $97.0 million and $12.9 million from Shares purchased by Authorized Participants and $54.2 million and $58.5 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2025 and 2024, respectively. No distributions were paid to Shareholders during the three months ended March 31, 2025. During the three months ended March 31, 2024, distributions paid to Shareholders were $0.3 million.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

COMPARISON OF MARKET, NAV AND DBIQ DIVERSIFIED AGRICULTURE INDEX ERTM

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

DBA - For the Three Months Ended March 31, 2025
8.00%
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
-2.00%
-3.00%
Percentage Change
12/31/2024
3/31/2025
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

Performance Summary

This Report covers the three months ended March 31, 2025 and 2024. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2025 and 2024” below provides an overview of the changes in the closing levels of the DBIQ Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ Diversified Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index

Commodity Returns for the Three Months Ended March 31, 2025 and 2024

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ AGRICULTURE TR™
	Three Months Ended
	March 31,
Underlying Index	2025	2024
DB Cocoa Indices	(31.94)%	142.57%
DB Coffee Indices	22.17	3.23
DB Corn Indices	(0.72)	(5.30)
DB Cotton Indices	(2.96)	13.21
DB Feeder Cattle Indices	9.66	9.68
DB Kansas City Wheat Indices	0.01	(9.06)
DB Lean Hogs Indices	(1.55)	15.77
DB Live Cattle Indices	8.58	8.98
DB Soybean Indices	0.47	(3.51)
DB Sugar Indices	7.70	9.96
DB Wheat Indices	(2.30)	(9.66)
AGGREGATE RETURN	(0.72)%	19.74%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2025 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2024

Fund Share Price Performance

For the three months ended March 31, 2025, the NYSE Arca market value of each Share decreased from $26.59 per Share to $26.34 per Share. The Share price low and high for the three months ended March 31, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $26.07 per Share (-1.96%) on March 3, 2025, and a high of $28.35 per Share (+6.62%) on February 18, 2025. The total return for the Fund on a market value basis was -0.94%.

Agricultural commodities performed negatively in the first quarter of 2025 with the largest detractor being Cocoa. Cocoa was the largest contributor to the sector's positive performance last year, but Cocoa was pressured by a weakening fundamental outlook due to demand concerns sparked by global trade concerns and the International Cocoa Organization’s forecast for the first global surplus in four years for 2024/2025. These considerations caused front month Cocoa prices to plunge by more than 30%. On the other hand, positive performance was led by Coffee, Live Cattle, and Sugar. Coffee rallied nearly 20% year-to-date, spurred by renewed supply concerns as the two largest global Coffee growers, Brazil and Vietnam, faced a severe drought to start the year and persistent adverse weather, respectively. Cattle and Sugar also rallied on supply-side concerns, with the former receiving an additional boost from strengthening demand, and a weaker U.S. dollar was a tailwind for commodities overall.

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

Agricultural commodities ended the first quarter of 2024 significantly higher though Cocoa was largely the sole driver. Front month prices skyrocketed over 130%, repeatedly surpassing all-time highs as crop damaging disease and adverse weather in West Africa fueled worries for a global supply shortfall. The other positive contributors were coffee, cotton, sugar, and livestock commodities, which also faced supply concerns. Grains, on the other hand, all retreated on ample global supplies and lack of U.S. competitiveness.

Fund Share Net Asset Performance

For the three months ended March 31, 2025, the NAV of each Share decreased from $26.60 per Share to $26.33 per Share. Falling commodity futures contract prices for Cocoa, Corn, Cotton, Lean Hogs and Wheat were partially offset by rising commodity futures contract prices of Coffee, Feeder Cattle, Kansas City Wheat, Live Cattle, Soybeans and Sugar during the three months ended March 31, 2025, contributing to an overall 1.76% decrease in the level of the Index and to a 0.72% decrease in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was -1.01%.

Net income (loss) for the three months ended March 31, 2025 was $(11.3) million, primarily resulting from $8.6 million of income, net realized gain (loss) of $83.7 million, net change in unrealized gain (loss) of $(101.8) million and net operating expenses of $1.8 million.

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

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2024.

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

QUANTIFYING THE FUND’S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act and Section 21E of the Exchange Act). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the U.S. dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

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

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2025.

				For the Three Months Ended
				March 31, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$818,917,342	0.91%	$17,343,757	0

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2024.

				For the Year Ended
				December 31, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$787,381,694	0.90%	$16,532,043	8

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

The following were the primary trading risk exposures of the Fund as of March 31, 2025 by market sector:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Except for the modified risk factor set forth below, there have been no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024, filed February 26, 2025.

The Effect of Market Disruptions and Government Interventions Are Unpredictable and May Have an Adverse Effect on the Value of Your Shares.

The commodity futures markets may be subject to temporary distortions due to various factors, including, among others, lack of liquidity, congestion, disorderly closing periods, manipulation and disruptive conduct, limitations on deliverable supplies, excessive speculation, changes in trade regulation or economic sanctions, government regulation and intervention, technical and operational or system failures, nuclear accidents, terrorism, riots and acts of God.

Certain changes in the U.S. economy in particular, such as when the U.S. economy weakens or when its financial markets decline, may have a material adverse effect on global financial markets as a whole. Increasingly strained relations between the U.S. and foreign countries, including as a result of economic sanctions and tariffs, may also adversely affect commodities futures markets. A decrease in U.S. imports or exports, changes in trade regulations, including the threat or actual imposition of tariffs, trade wars or other economic sanctions on traditional allies or adversaries and their responses thereto, inflation, and/or an economic recession in the U.S. may have a material adverse affect on the U.S. economy, global financial markets as a whole and the commodities markets to which the Fund has exposure. Proposed and adopted policy and legislative actions in the U.S. may impact many aspects of financial and other regulations and may have a significant effect, including potentially adversely, on U.S. markets generally. The continued maintenance of elevated debt levels by the U.S. government as projected by governmental agencies and non-governmental organizations, or the imposition of U.S. austerity measures, could potentially constrain future economic growth and the ability to effectively respond to economic downturns. If these trends were to continue, they could adversely impact the U.S. economy, global financial markets as a whole and the commodities futures markets in particular.

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

The financing available to market participants is typically reduced in disrupted markets. Such a reduction may result in substantial losses to the affected market participants, including the Fund and its Shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund did not redeem Shares directly from its Shareholders, the Fund redeemed Creation Units from Authorized Participants during the three months ended March 31, 2025 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2025 to January 31, 2025	—	$—
February 1, 2025 to February 28, 2025	—	$—
March 1, 2025 to March 31, 2025	2,050,000	$26.43
Total	2,050,000	$26.43

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Agriculture Fund — March 31, 2025 and December 31, 2024 (Unaudited), (ii) the Schedule of Investments of Invesco DB Agriculture Fund — March 31, 2025 (Unaudited), (iii) the Schedule of Investments of Invesco DB Agriculture Fund — December 31, 2024 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Agriculture Fund — For the Three Months Ended March 31, 2025 and 2024 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Three Months Ended March 31, 2025 and 2024 (Unaudited), (vi) the Statements of Cash Flows of Invesco DB Agriculture Fund — For the Three Months Ended March 31, 2025 and 2024 (Unaudited) and (vii) Notes to Unaudited Financial Statements of Invesco DB Agriculture Fund — March 31, 2025.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Agriculture Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: May 7, 2025		By:	/s/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: May 7, 2025		By:	/s/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools