Form 10-Q
period 2025-06-30
INVESCO DB AGRICULTURE FUND; Invesco DB Multi-Sector Commodity Trust
filed 2025-08-07
CIK 1383082, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of outstanding Shares as of June 30, 2025: 30,100,000

INVESCO DB AGRICULTURE FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Agriculture Fund

Statements of Financial Condition

June 30, 2025 and December 31, 2024

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
United States Treasury Obligations, at value (cost $0 and $245,521,628, respectively)	$—	$245,783,215
Affiliated Investments, at value (cost $649,666,124 and $521,694,550, respectively)	649,807,321	521,903,775
Other investments:
Variation margin receivable- Commodity Futures Contracts	—	5,161,930
Cash held by Custodian	—	13,472,216
Deposit with Commodity Broker	137,952,913	—
Receivable for:
Dividends from affiliates	1,924,798	1,593,755
Total assets	$789,685,032	$787,914,891
Liabilities
Payable for:
Management fees	$1,062,875	$528,933
Brokerage commissions and fees	3,496	4,264
Total liabilities	1,066,371	533,197
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,048	1,064
Shareholders' equity—Shares	788,617,613	787,380,630
Total shareholders' equity	788,618,661	787,381,694
Total liabilities and equity	$789,685,032	$787,914,891
General Shares outstanding	40	40
Shares outstanding	30,100,000	29,600,000
Net asset value per share	$26.20	$26.60
Market value per share	$26.16	$26.59

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Schedule of Investments

June 30, 2025

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $119,520,055) (a)	15.18%	$119,661,252	1,133,800
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.26% (cost $530,146,069) (a)(b)	67.22	530,146,069	530,146,069
Total Affiliated Investments (cost $649,666,124)	82.40%	$649,807,321
Total Investments in Securities (cost $649,666,124)	82.40%	$649,807,321

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
The rate shown is the 7-day SEC standardized yield as of June 30, 2025.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Long Futures Contracts
CBOT Corn	4,213	September - 2025	$86,208,513	$(7,354,524)	$(7,354,524)
CBOT Soybean	1,783	November - 2025	91,557,050	(2,855,868)	(2,855,868)
CBOT Wheat	1,370	July - 2026	40,843,125	(1,423,814)	(1,423,814)
CBOT Wheat KCB	1,390	July - 2026	41,248,250	(1,379,227)	(1,379,227)
CME Feeder Cattle	256	August - 2025	39,766,400	3,395,059	3,395,059
CME Lean Hogs	1,470	August - 2025	63,210,000	(396,294)	(396,294)
CME Live Cattle	1,306	August - 2025	111,728,300	2,658,759	2,658,759
NYB-ICE Cocoa	1,282	September - 2025	115,380,000	(4,232,720)	(4,232,720)
NYB-ICE Coffee	907	September - 2025	102,071,513	(17,439,150)	(17,439,150)
NYB-ICE Cotton	531	December - 2025	18,088,515	(6,537)	(6,537)
NYB-ICE Sugar	4,218	June - 2026	78,373,814	(1,401,121)	(1,401,121)
Total Commodity Futures Contracts				$(30,435,437)	$(30,435,437)

(c)
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

Invesco DB Agriculture Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Income
Interest Income	$3,431,851	$4,254,562	$6,219,958	$8,811,666
Dividends from Affiliates	5,286,435	5,987,840	11,074,251	10,877,082
Total Income	8,718,286	10,242,402	17,294,209	19,688,748
Expenses
Management Fees	1,749,774	1,648,459	3,531,529	3,162,249
Brokerage Commissions and Fees	128,304	130,970	204,772	208,606
Interest Expense	—	52,025	45,432	92,140
Total Expenses	1,878,078	1,831,454	3,781,733	3,462,995
Less: Waivers	(119,781)	(101,271)	(238,777)	(188,314)
Net Expenses	1,758,297	1,730,183	3,542,956	3,274,681
Net Investment Income (Loss)	6,959,989	8,512,219	13,751,253	16,414,067
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) from
United States Treasury Obligations	—	2	—	2
Commodity Futures Contracts	(33,849,770)	81,138,515	49,878,137	125,541,503
Net Realized Gain (Loss)	(33,849,770)	81,138,517	49,878,137	125,541,505
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	(69,689)	54,344	(261,587)	(256,614)
Affiliated Investments	5,669	—	(68,028)	(153,064)
Commodity Futures Contracts	21,767,262	(116,244,280)	(79,736,750)	(39,071,345)
Net Change in Unrealized Gain (Loss)	21,703,242	(116,189,936)	(80,066,365)	(39,481,023)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(12,146,528)	(35,051,419)	(30,188,228)	86,060,482
Net Income (Loss)	$(5,186,539)	$(26,539,200)	$(16,436,975)	$102,474,549

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2025 and 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2025	40	$1,053	31,100,000	$818,916,289	$818,917,342
Purchases of Shares			1,850,000	49,964,025	49,964,025
Redemption of Shares			(2,850,000)	(75,076,167)	(75,076,167)
Net Increase (Decrease) due to Share Transactions			(1,000,000)	(25,112,142)	(25,112,142)
Net Income (Loss)
Net Investment Income (Loss)		6		6,959,983	6,959,989
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(33)		(33,849,737)	(33,849,770)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		22		21,703,220	21,703,242
Net Income (Loss)		(5)		(5,186,534)	(5,186,539)
Net Change in Shareholders' Equity	—	(5)	(1,000,000)	(30,298,676)	(30,298,681)
Balance at June 30, 2025	40	$1,048	30,100,000	$788,617,613	$788,618,661

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2024	40	$990	31,850,000	$788,733,162	$788,734,152
Purchases of Shares			2,950,000	73,346,066	73,346,066
Redemption of Shares			(5,150,000)	(126,333,155)	(126,333,155)
Net Increase (Decrease) due to Share Transactions			(2,200,000)	(52,987,089)	(52,987,089)
Net Income (Loss)
Net Investment Income (Loss)		10		8,512,209	8,512,219
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		101		81,138,416	81,138,517
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(144)		(116,189,792)	(116,189,936)
Net Income (Loss)		(33)		(26,539,167)	(26,539,200)
Net Change in Shareholders' Equity	—	(33)	(2,200,000)	(79,526,256)	(79,526,289)
Balance at June 30, 2024	40	$957	29,650,000	$709,206,906	$709,207,863

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$1,064	29,600,000	$787,380,630	$787,381,694
Purchases of Shares			5,400,000	146,938,648	146,938,648
Redemption of Shares			(4,900,000)	(129,264,706)	(129,264,706)
Net Increase (Decrease) due to Share Transactions			500,000	17,673,942	17,673,942
Net Income (Loss)
Net Investment Income (Loss)		13		13,751,240	13,751,253
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		49		49,878,088	49,878,137
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(78)		(80,066,287)	(80,066,365)
Net Income (Loss)		(16)		(16,436,959)	(16,436,975)
Net Change in Shareholders' Equity	—	(16)	500,000	1,236,983	1,236,967
Balance at June 30, 2025	40	$1,048	30,100,000	$788,617,613	$788,618,661

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$830	33,950,000	$704,265,740	$704,266,570
Purchases of Shares			3,450,000	84,123,019	84,123,019
Redemption of Shares			(7,750,000)	(181,656,275)	(181,656,275)
Net Increase (Decrease) due to Share Transactions			(4,300,000)	(97,533,256)	(97,533,256)
Net Income (Loss)
Net Investment Income (Loss)		20		16,414,047	16,414,067
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		156		125,541,349	125,541,505
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(49)		(39,480,974)	(39,481,023)
Net Income (Loss)		127		102,474,422	102,474,549
Net Change in Shareholders' Equity	—	127	(4,300,000)	4,941,166	4,941,293
Balance at June 30, 2024	40	$957	29,650,000	$709,206,906	$709,207,863

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net Income (Loss)	$(16,436,975)	$102,474,549
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	—	(292,121,235)
Proceeds from securities sold and matured	250,000,000	350,000,000
Cost of affiliated investments purchased	(493,905,180)	(516,869,556)
Proceeds from affiliated investments sold	365,933,606	477,169,734
Net accretion of discount on United States Treasury Obligations	(4,478,372)	(8,719,412)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	(2)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	329,615	409,678
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	5,161,930	(18,026,998)
Deposit with Commodity Broker	(137,952,913)	—
Dividends from affiliates	(331,043)	(58,798)
Management fees	533,942	(28,362)
Brokerage commissions and fees	(768)	1,989
Net cash provided by (used in) operating activities	(31,146,158)	94,231,587
Cash flows from financing activities:
Distributions paid to shareholders	—	(336,157)
Proceeds from purchases of Shares	146,938,648	86,197,324
Redemption of Shares	(129,264,706)	(184,813,820)
Net cash provided by (used in) financing activities	17,673,942	(98,952,653)
Net change in cash	(13,472,216)	(4,721,066)
Cash at beginning of period	13,472,216	4,721,066
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$45,432	$92,140

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Notes to Unaudited Financial Statements

June 30, 2025

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund may hold as collateral United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2025 and 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

Valuations change in response to many factors including the historical and prospective earnings of the issuer, the value of the issuer’s assets, general market conditions which are not specifically related to the particular issuer, such as real or perceived adverse economic conditions, changes in the general outlook for revenues or corporate earnings, changes in interest or currency rates, regional or global instability, natural or environmental disasters, widespread disease or other public health issues, war, military conflicts, acts of terrorism, economic crises, economic sanctions and tariffs, significant governmental actions or adverse investor sentiment generally and market liquidity. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

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

No distributions were declared for the three and six months ended June 30, 2025 and 2024.

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

H.
Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2025 and 2024, the Fund did not incur such expenses.

I.
Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $7.00 and $7.00 per round-turn trade during the three and six months ended June 30, 2025, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $7.00 and $7.00 per round-turn trade during the three and six months ended June 30, 2024, respectively.

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

Credit risk is the possibility that a loss may occur due to the failure of the Commodity Broker and/or clearing house to perform according to the terms of a futures contract. Credit risk with respect to exchange-traded instruments is reduced to the extent that an exchange or clearing organization acts as a counterparty to the transactions. The Commodity Broker, when acting as the Fund’s futures commission merchant (“FCM”) in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading. The Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold, in a secure account, assets of the Fund related to foreign futures trading. The Fund’s risk of loss in the event of counterparty default is typically limited to the amounts recognized in the Statements of Financial Condition and not represented by the futures contract or notional amounts of the instruments.

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

The Managing Owner waived fees of $119,781 and $238,777 for the three and six months ended June 30, 2025, respectively. The Managing Owner waived fees of $101,271 and $188,314 for the three and six months ended June 30, 2024, respectively.

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

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of June 30, 2025 and December 31, 2024. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of June 30, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$—	$—	$—
Exchange-Traded Fund	119,661,252	—	—	119,661,252
Money Market Mutual Fund	530,146,069	—	—	530,146,069
Total Investments in Securities	649,807,321	—	—	649,807,321
Other Investments - Assets(a)
Commodity Futures Contracts	6,053,818	—	—	6,053,818
Other Investments - Liabilities(a)
Commodity Futures Contracts	(36,489,255)	—	—	(36,489,255)
Total Other Investments	(30,435,437)	—	—	(30,435,437)
Total Investments	$619,371,884	$—	$—	$619,371,884

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$245,783,215	$—	$245,783,215
Exchange-Traded Fund	119,729,280	—	—	119,729,280
Money Market Mutual Fund	402,174,495	—	—	402,174,495
Total Investments in Securities	521,903,775	245,783,215	—	767,686,990
Other Investments - Assets(a)
Commodity Futures Contracts	78,321,049	—	—	78,321,049
Other Investments - Liabilities(a)
Commodity Futures Contracts	(29,019,736)	—	—	(29,019,736)
Total Other Investments	49,301,313	—	—	49,301,313
Total Investments	$571,205,088	$245,783,215	$—	$816,988,303

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2025		December 31, 2024
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$6,053,818	$(36,489,255)	$78,321,049	$(29,019,736)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(33,849,770)	$81,138,515
	Net Change in Unrealized Gain (Loss)	21,767,262	(116,244,280)
Total		$(12,082,508)	$(35,105,765)

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$49,878,137	$125,541,503
	Net Change in Unrealized Gain (Loss)	(79,736,750)	(39,071,345)
Total		$(29,858,613)	$86,470,158

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Average Notional Value	$816,416,614	$766,661,734	$826,638,999	$740,500,254

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2025.

	Value 03/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2025	Dividend Income
Invesco Short Term Treasury ETF	$119,655,583	$—	$—	$5,669	$—	$119,661,252	$1,196,250
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	301,965,318	294,326,021	(66,145,270)	—	—	530,146,069	4,090,185
Total	$421,620,901	$294,326,021	$(66,145,270)	$5,669	$—	$649,807,321	$5,286,435

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2025	Dividend Income
Invesco Short Term Treasury ETF	$119,729,280	$—	$—	$(68,028)	$—	$119,661,252	$2,481,299
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	402,174,495	493,905,180	(365,933,606)	—	—	530,146,069	8,592,952
Total	$521,903,775	$493,905,180	$(365,933,606)	$(68,028)	$—	$649,807,321	$11,074,251

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2024.

	Value 03/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$119,581,885	$—	$—	—	$—	$119,581,885	$1,488,906
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	342,555,653	311,928,567	(366,703,889)	—	—	287,780,331	4,498,934
Total	$462,137,538	$311,928,567	$(366,703,889)	$—	$—	$407,362,216	$5,987,840

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2024	Dividend Income
Invesco Short Term Treasury ETF	$119,734,949	$—	$—	$(153,064)	$—	$119,581,885	$3,026,826
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	248,080,509	516,869,556	(477,169,734)	—	—	287,780,331	7,850,256
Total	$367,815,458	$516,869,556	$(477,169,734)	$(153,064)	$—	$407,362,216	$10,877,082

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

Note 11 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2025 and 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net Asset Value
Net asset value per Share, beginning of period	$26.33	$24.76	$26.60	$20.74
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(0.36)	(1.11)	(0.84)	2.66
Net investment income (loss) (b)	0.23	0.27	0.44	0.52
Net income (loss)	(0.13)	(0.84)	(0.40)	3.18
Net asset value per Share, end of period	$26.20	$23.92	$26.20	$23.92
Market value per Share, beginning of period (c)	$26.34	$24.75	$26.59	$20.73
Market value per Share, end of period (c)	$26.16	$23.81	$26.16	$23.81

Ratio to average Net Assets (d)
Net investment income (loss)	3.38%	4.39%	3.31%	4.41%
Expenses, after waivers	0.85%	0.89%	0.85%	0.88%
Expenses, prior to waivers	0.91%	0.94%	0.91%	0.93%
Total Return, at net asset value (e)	(0.50)%	(3.39)%	(1.50)%	15.33%
Total Return, at market value (e)	(0.68)%	(3.80)%	(1.62)%	14.86%

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

The Fund may invest directly in United States Treasury Obligations. The Fund may also gain exposure to United States Treasury Obligations through investments in exchange-traded funds (“ETFs”) (affiliated or otherwise) that track indexes that measure the performance of United States Treasury Obligations with a maximum remaining maturity of up to 12 months (“T-Bill ETFs”). The Fund may hold as collateral United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of June 30, 2025:

Index Commodity	Fund Weight (%)
Cocoa	14.62%
Coffee	12.95
Corn	10.93
Cotton	2.29
Feeder Cattle	5.03
Kansas City Wheat	5.24
Lean Hogs	8.02
Live Cattle	14.18
Soybeans	11.62
Sugar	9.94
Wheat	5.18
Closing Level as of June 30, 2025:	100.00%

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

The Commodity Broker, when acting as the Fund’s futures commission merchant (“FCM”) in accepting orders for the purchase or sale of domestic futures contracts, is required by CFTC regulations to separately account for and segregate as belonging to the Fund all assets of the Fund relating to domestic futures trading. The Commodity Broker is not allowed to commingle such assets with other assets of the Commodity Broker. In addition, CFTC regulations also require the Commodity Broker to hold, in a secure account, assets of the Fund related to foreign futures trading. While these legal requirements are designed to protect the customers of FCMs, a failure by the Commodity Broker to comply with those requirements would be likely to have a material adverse effect on the Fund in the event that the Commodity Broker became insolvent or suffered other financial distress.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(31.1) million and $94.2 million for the six months ended June 30, 2025 and 2024, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the six months ended June 30, 2025, there were no purchases of United States Treasury Obligations and $250.0 million was received from sales and maturing United States Treasury Obligations. During the six months ended June 30, 2024, $292.1 million was paid to purchase United States Treasury Obligations and $350.0 million was received from sales and maturing United States Treasury Obligations. $365.9 million was received from sales of affiliated investments and $493.9 million was paid to purchase affiliated investments during the six months ended June 30, 2025. $477.2 million was received from sales of affiliated investments and $516.9 million was paid to purchase affiliated investments during the six months ended June 30, 2024. During the six months ended June 30, 2025, net deposits to/from the Commodity Broker was $138.0 million. There were no net deposits to/from the Commodity Broker during the six months ended June 30, 2024.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $17.7 million and $(99.0) million during the six months ended June 30, 2025 and 2024, respectively. This included $146.9 million and $86.2 million from Shares purchased by Authorized Participants and $129.3 million and $184.8 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2025 and 2024, respectively. No distributions were paid to Shareholders during the six months ended June 30, 2025. During the six months ended June 30, 2024, distributions paid to Shareholders were $0.3 million.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

The following graphs illustrate the percentage changes in (i) the market price of the Shares (as reflected by the line “Market”), (ii) the Fund’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Index (as reflected by the line “DBIQ Diversified Agriculture Index ER”). Whenever the Treasury Income, Money Market Income and T-Bill ETF Income, if any, earned by the Fund exceeds Fund expenses, the price of the Shares generally exceeds the level of the Index primarily because the Share price reflects Treasury Income, Money Market Income and T-Bill ETF Income, if any, from the Fund’s collateral holdings whereas the Index does not consider such income. There can be no assurance that the price of the Shares or the Fund’s NAV will exceed the Index levels.

No representation is being made that the Index will or is likely to achieve closing levels consistent with or similar to those set forth herein. Similarly, no representation is being made that the Fund will generate profits or losses similar to the Fund’s past performance or changes in the Index closing levels.

COMPARISON OF MARKET, NAV AND DBIQ DIVERSIFIED AGRICULTURE INDEX ERTM

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

DBA - For the Three Months Ended June 30, 2025
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Percentage Change
3/31/2025
6/30/2025
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

DBA - For the Six Months Ended June 30, 2025
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
Percentage Change
12/31/2024
6/30/2025
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

Performance Summary

This Report covers the three and six months ended June 30, 2025 and 2024. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2025 and 2024” below provides an overview of the changes in the closing levels of the DBIQ Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ Diversified Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index

Commodity Returns for the Three and Six Months Ended June 30, 2025 and 2024

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ AGRICULTURE TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2025	2024	2025	2024
DB Cocoa Indices	24.21%	(8.81)%	(15.46)%	121.19%
DB Coffee Indices	(18.97)	22.60	(1.01)	26.56
DB Corn Indices	(4.85)	(11.08)	(5.54)	(15.79)
DB Cotton Indices	(2.33)	(19.77)	(5.23)	(9.17)
DB Feeder Cattle Indices	7.93	1.31	18.36	11.12
DB Kansas City Wheat Indices	(7.08)	2.60	(7.07)	(6.70)
DB Lean Hogs Indices	9.38	(12.69)	7.68	1.08
DB Live Cattle Indices	8.35	5.67	17.65	15.16
DB Soybean Indices	1.85	(5.67)	2.33	(8.98)
DB Sugar Indices	(11.23)	(10.34)	(4.40)	(1.41)
DB Wheat Indices	(3.41)	(0.81)	(5.63)	(10.39)
AGGREGATE RETURN	(0.27)%	(3.19)%	(0.98)%	15.92%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2025 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2024

Fund Share Price Performance

For the three months ended June 30, 2025, the NYSE Arca market value of each Share decreased from $26.34 per Share to $26.16 per Share. The Share price low and high for the three months ended June 30, 2025 and related change from the Share price on March 31, 2025 was as follows: Shares traded at a low of $25.28 per Share (-4.02%) on April 8, 2025, and a high of $27.68 per Share (+5.09%) on May 21, 2025. The total return for the Fund on a market value basis was -0.68%.

The Fund ended the second quarter of 2025 with a loss as agricultural markets faced several challenges. Coffee was the biggest drag on performance, dropping sharply because better weather and bigger harvests in Brazil and Central America led to an improved supply outlook. Sugar also struggled, as higher production forecasts in India and Brazil meant more supply to the market. Corn and wheat both fell, mainly due to strong plantings and good weather in the U.S. and Brazil. Trade and tariff uncertainty also weighed on prices more broadly. On the positive side, cocoa performed positively, supported by supply shortages and weather concerns in West Africa. Livestock markets were also a bright spot, with live cattle, feeder cattle, and lean hogs all benefiting from tight U.S. herds and strong demand, especially as the summer grilling season began. Soybeans were mostly flat, as good planting was balanced by trade issues and positive changes in biofuel policy.

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

Agricultural commodities moved lower in the second quarter of 2024. The largest detractors for the Fund were Cocoa, Corn, Sugar, and Lean Hogs. While fundamentals remained supportive, with no end in sight for the shortfalls in West Africa, front month Cocoa prices plunged sharply in May and June on increased profit-taking and demand destruction fears. For corn, while prices were on an uptrend for most of the quarter on resurfaced supply concerns and strong U.S. export sales, it plunged through June on reports of ample supplies. Sugar has been in a consistent decline since its peak late last year, pressured by improving global production prospects in India, Thailand, and Brazil. The one positive standout was Coffee which saw front month prices gain over 20% in the quarter on ramped up weather concerns in Vietnam.

Fund Share Net Asset Performance

For the three months ended June 30, 2025, the NAV of each Share decreased from $26.33 per Share to $26.20 per Share. Falling commodity futures contract prices for Coffee, Corn, Cotton, Kansas City Wheat, Sugar and Wheat were partially offset by rising commodity futures contract prices of Cocoa, Feeder Cattle, Lean Hogs, Live Cattle and Soybeans during the three months ended June 30, 2025, contributing to an overall 1.34% decrease in the level of the Index and to a 0.27% decrease in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was -0.50%.

Net income (loss) for the three months ended June 30, 2025 was $(5.2) million, primarily resulting from $8.7 million of income, net realized gain (loss) of $(33.8) million, net change in unrealized gain (loss) of $21.7 million and net operating expenses of $1.8 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2025 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2024

Fund Share Price Performance

For the six months ended June 30, 2025, the NYSE Arca market value of each Share decreased from $26.59 per Share to $26.16 per Share. The Share price low and high for the six months ended June 30, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $25.28 per Share (-4.93%) on April 8, 2025, and a high of $28.35 per Share (+6.62%) on February 18, 2025. The total return for the Fund on a market value basis was -1.62%.

The Fund posted a negative return for the first half of 2025 as agricultural markets experienced large amounts of volatility, mainly from cocoa and coffee. Cocoa, which hurt performance in the first quarter due to surplus forecasts and weak demand, bounced back in the second quarter as supply shortages and weather issues in West Africa returned. Coffee, after a strong start in the first quarter from drought worries in Brazil and Vietnam, fell in the second quarter as weather improved and harvests grew. Sugar also went from an early strength to a later weakness as production forecasts in India and Brazil increased. Corn and wheat both finished the first half lower, as strong planting and good weather led to expectations of big harvests. Trade and tariff uncertainty continued to be a challenge for grains. Livestock markets were steadily positive, with live cattle, feeder cattle, and lean hogs all supported by tight U.S. herds and strong demand.

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

Agricultural commodities ended the first half of 2024 with strong positive performance, though Cocoa was more or less the sole positive driver. Front month prices skyrocketed over 180% between the start of the year and its peak in mid-April, repeatedly surpassing all-time highs as crop damaging disease and adverse weather in West Africa fueled worries for a global supply shortfall. However, prices did ease in the second quarter with increased profit-taking dealing a heavy blow. The other contributors were Coffee and livestock commodities which also faced supply concerns. Grains, on the other hand, all retreated on ample global supplies and the lack of U.S. competitiveness. While renewed weather concerns did take the market by surprise in April and May, sending wheat prices skyrocketing, the rally was short-lived, and all gains were erased by the end of June.

Fund Share Net Asset Performance

For the six months ended June 30, 2025, the NAV of each Share decreased from $26.60 per Share to $26.20 per Share. Falling commodity futures contract prices for Cocoa, Coffee, Corn, Cotton, Kansas City Wheat, Sugar and Wheat were partially offset by rising commodity futures contract prices of Feeder Cattle, Lean Hogs, Live Cattle and Soybeans during the six months ended June 30, 2025, contributing to an overall 3.07% decrease in the level of the Index and to a 0.98% decrease in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was -1.50%.

Net income (loss) for the six months ended June 30, 2025 was $(16.4) million, primarily resulting from $17.3 million of income, net realized gain (loss) of $49.9 million, net change in unrealized gain (loss) of $(80.1) million and net operating expenses of $3.5 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2025.

				For the Six Months Ended
				June 30, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$788,618,661	0.78%	$14,396,516	3

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2024.

				For the Year Ended
				December 31, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$787,381,694	0.90%	$16,532,043	8

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

The following were the primary trading risk exposures of the Fund as of June 30, 2025 by market sector:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation Units from Authorized Participants. During the three months ended June 30, 2025, the Fund's redemptions of Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2025 to April 30, 2025	1,150,000	$26.01
May 1, 2025 to May 31, 2025	350,000	$26.78
June 1, 2025 to June 30, 2025	1,350,000	$26.51
Total	2,850,000	$26.34

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Agriculture Fund — June 30, 2025 and December 31, 2024 (Unaudited), (ii) the Schedule of Investments of Invesco DB Agriculture Fund — June 30, 2025 (Unaudited), (iii) the Schedule of Investments of Invesco DB Agriculture Fund — December 31, 2024 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Agriculture Fund — For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Three Months Ended June 30, 2025 and 2024 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund – For the Six Months Ended June 30, 2025 and 2024 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Agriculture Fund — For the Six Months Ended June 30, 2025 and 2024 (Unaudited) and (viii) Notes to Unaudited Financial Statements of Invesco DB Agriculture Fund — June 30, 2025.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Agriculture Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 7, 2025		By:	/s/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: August 7, 2025		By:	/s/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools