Form 10-Q
period 2025-09-30
INVESCO DB AGRICULTURE FUND; Invesco DB Multi-Sector Commodity Trust
filed 2025-11-07
CIK 1383082, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of outstanding Shares as of September 30, 2025: 29,550,000

INVESCO DB AGRICULTURE FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Agriculture Fund

Statements of Financial Condition

September 30, 2025 and December 31, 2024

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
United States Treasury Obligations, at value (cost $0 and $245,521,628, respectively)	$—	$245,783,215
Affiliated Investments, at value (cost $640,756,842 and $521,694,550, respectively)	641,011,419	521,903,775
Other investments:
Variation margin receivable- Commodity Futures Contracts	—	5,161,930
Cash held by Custodian	—	13,472,216
Deposit with Commodity Broker	149,527,703	—
Receivable for:
Dividends from affiliates	1,779,144	1,593,755
Total assets	$792,318,266	$787,914,891
Liabilities
Payable for:
Management fees	$512,054	$528,933
Brokerage commissions and fees	4,978	4,264
Total liabilities	517,032	533,197
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,072	1,064
Shareholders' equity—Shares	791,800,162	787,380,630
Total shareholders' equity	791,801,234	787,381,694
Total liabilities and equity	$792,318,266	$787,914,891
General Shares outstanding	40	40
Shares outstanding	29,550,000	29,600,000
Net asset value per share	$26.80	$26.60
Market value per share	$26.78	$26.59

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Schedule of Investments

September 30, 2025

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Principal Value
Affiliated Investments			Shares
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $119,520,055) (a)	15.13%	$119,774,632	1,133,800
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 4.05% (cost $521,236,787) (a)(b)	65.83	521,236,787	521,236,787
Total Affiliated Investments (cost $640,756,842)	80.96%	$641,011,419
Total Investments in Securities (cost $640,756,842)	80.96%	$641,011,419

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
The rate shown is the 7-day SEC standardized yield as of September 30, 2025.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Long Futures Contracts
CBOT Corn	3,641	September - 2026	$81,649,425	$1,782,136	$1,782,136
CBOT Soybean	1,765	November - 2025	88,404,438	(4,958,607)	(4,958,607)
CBOT Wheat	1,355	July - 2026	37,381,063	(4,362,719)	(4,362,719)
CBOT Wheat KCB	1,377	July - 2026	37,764,225	(4,404,831)	(4,404,831)
CME Feeder Cattle	255	November - 2025	45,817,125	374,308	374,308
CME Lean Hogs	1,818	December - 2025	64,520,820	698,747	698,747
CME Live Cattle	1,302	December - 2025	122,270,820	(1,158,715)	(1,158,715)
NYB-ICE Cocoa	1,367	December - 2025	92,258,830	(14,641,320)	(14,641,320)
NYB-ICE Coffee	920	December - 2025	129,323,249	28,536,807	28,536,807
NYB-ICE Cotton	526	December - 2025	17,297,510	(622,550)	(622,550)
NYB-ICE Sugar	4,173	June - 2026	74,686,685	(4,186,662)	(4,186,662)
Total Commodity Futures Contracts				$(2,943,406)	$(2,943,406)

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

Invesco DB Agriculture Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Income
Interest Income	$1,523,109	$3,986,652	$7,743,067	$12,798,318
Dividends from Affiliates	6,722,703	5,213,894	17,796,954	16,090,976
Total Income	8,245,812	9,200,546	25,540,021	28,889,294
Expenses
Management Fees	1,685,667	1,491,660	5,217,196	4,653,909
Brokerage Commissions and Fees	92,057	88,137	296,829	296,743
Interest Expense	—	67,742	45,432	159,882
Total Expenses	1,777,724	1,647,539	5,559,457	5,110,534
Less: Waivers	(154,920)	(87,709)	(393,697)	(276,023)
Net Expenses	1,622,804	1,559,830	5,165,760	4,834,511
Net Investment Income (Loss)	6,623,008	7,640,716	20,374,261	24,054,783
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) from
United States Treasury Obligations	—	1	—	3
Commodity Futures Contracts	(17,349,774)	(33,542,099)	32,528,363	91,999,404
Net Realized Gain (Loss)	(17,349,774)	(33,542,098)	32,528,363	91,999,407
Net Change in Unrealized Gain (Loss) from
United States Treasury Obligations	—	199,797	(261,587)	(56,817)
Affiliated Investments	113,380	215,423	45,352	62,359
Commodity Futures Contracts	27,492,031	85,256,092	(52,244,719)	46,184,747
Net Change in Unrealized Gain (Loss)	27,605,411	85,671,312	(52,460,954)	46,190,289
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	10,255,637	52,129,214	(19,932,591)	138,189,696
Net Income (Loss)	$16,878,645	$59,769,930	$441,670	$162,244,479

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2025 and 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2025	40	$1,048	30,100,000	$788,617,613	$788,618,661
Purchases of Shares			750,000	20,440,531	20,440,531
Redemption of Shares			(1,300,000)	(34,136,603)	(34,136,603)
Net Increase (Decrease) due to Share Transactions			(550,000)	(13,696,072)	(13,696,072)
Net Income (Loss)
Net Investment Income (Loss)		356		6,622,652	6,623,008
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		540		(17,350,314)	(17,349,774)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(872)		27,606,283	27,605,411
Net Income (Loss)		24		16,878,621	16,878,645
Net Change in Shareholders' Equity	—	24	(550,000)	3,182,549	3,182,573
Balance at September 30, 2025	40	$1,072	29,550,000	$791,800,162	$791,801,234

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2024	40	$957	29,650,000	$709,206,906	$709,207,863
Purchases of Shares			400,000	10,179,118	10,179,118
Redemption of Shares			(1,700,000)	(40,628,698)	(40,628,698)
Net Increase (Decrease) due to Share Transactions			(1,300,000)	(30,449,580)	(30,449,580)
Net Income (Loss)
Net Investment Income (Loss)		12		7,640,704	7,640,716
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(36)		(33,542,062)	(33,542,098)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		109		85,671,203	85,671,312
Net Income (Loss)		85		59,769,845	59,769,930
Net Change in Shareholders' Equity	—	85	(1,300,000)	29,320,265	29,320,350
Balance at September 30, 2024	40	$1,042	28,350,000	$738,527,171	$738,528,213

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$1,064	29,600,000	$787,380,630	$787,381,694
Purchases of Shares			6,150,000	167,379,179	167,379,179
Redemption of Shares			(6,200,000)	(163,401,309)	(163,401,309)
Net Increase (Decrease) due to Share Transactions			(50,000)	3,977,870	3,977,870
Net Income (Loss)
Net Investment Income (Loss)		369		20,373,892	20,374,261
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		589		32,527,774	32,528,363
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(950)		(52,460,004)	(52,460,954)
Net Income (Loss)		8		441,662	441,670
Net Change in Shareholders' Equity	—	8	(50,000)	4,419,532	4,419,540
Balance at September 30, 2025	40	$1,072	29,550,000	$791,800,162	$791,801,234

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2023	40	$830	33,950,000	$704,265,740	$704,266,570
Purchases of Shares			3,850,000	94,302,137	94,302,137
Redemption of Shares			(9,450,000)	(222,284,973)	(222,284,973)
Net Increase (Decrease) due to Share Transactions			(5,600,000)	(127,982,836)	(127,982,836)
Net Income (Loss)
Net Investment Income (Loss)		32		24,054,751	24,054,783
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		120		91,999,287	91,999,407
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		60		46,190,229	46,190,289
Net Income (Loss)		212		162,244,267	162,244,479
Net Change in Shareholders' Equity	—	212	(5,600,000)	34,261,431	34,261,643
Balance at September 30, 2024	40	$1,042	28,350,000	$738,527,171	$738,528,213

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net Income (Loss)	$441,670	$162,244,479
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	—	(292,121,235)
Proceeds from securities sold and matured	250,000,000	350,000,000
Cost of affiliated investments purchased	(514,998,524)	(744,541,217)
Proceeds from affiliated investments sold	395,936,232	658,950,614
Net accretion of discount on United States Treasury Obligations	(4,478,372)	(12,665,460)
Net realized (gain) loss on United States Treasury Obligations and Affiliated Investments	—	(3)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	216,235	(5,542)
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	5,161,930	2,683,457
Deposit with Commodity Broker	(149,527,703)	—
Dividends from affiliates	(185,389)	188,975
Management fees	(16,879)	(55,256)
Brokerage commissions and fees	714	2,355
Net cash provided by (used in) operating activities	(17,450,086)	124,681,167
Cash flows from financing activities:
Distributions paid to shareholders	—	(336,157)
Proceeds from purchases of Shares	167,379,179	96,376,442
Redemption of Shares	(163,401,309)	(225,442,518)
Net cash provided by (used in) financing activities	3,977,870	(129,402,233)
Net change in cash	(13,472,216)	(4,721,066)
Cash at beginning of period	13,472,216	4,721,066
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$45,432	$159,882

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Notes to Unaudited Financial Statements

September 30, 2025

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2025 and 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

No distributions were declared for the three and nine months ended September 30, 2025 and 2024.

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

H.
Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2025 and 2024, the Fund did not incur such expenses.

I.
Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $6.00 and $7.00 per round-turn trade during the three and nine months ended September 30, 2025, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $7.00 and $7.00 per round-turn trade during the three and nine months ended September 30, 2024, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The Fund is also not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly change in the next twelve months. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2022.

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

The Managing Owner waived fees of $154,920 and $393,697 for the three and nine months ended September 30, 2025, respectively. The Managing Owner waived fees of $87,709 and $276,023 for the three and nine months ended September 30, 2024, respectively.

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

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of September 30, 2025 and December 31, 2024. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of September 30, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Exchange-Traded Fund	$119,774,632	$—	$—	$119,774,632
Money Market Mutual Fund	521,236,787	—	—	521,236,787
Total Investments in Securities	641,011,419	—	—	641,011,419
Other Investments - Assets(a)
Commodity Futures Contracts	31,391,998	—	—	31,391,998
Other Investments - Liabilities(a)
Commodity Futures Contracts	(34,335,404)	—	—	(34,335,404)
Total Other Investments	(2,943,406)	—	—	(2,943,406)
Total Investments	$638,068,013	$—	$—	$638,068,013

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$245,783,215	$—	$245,783,215
Exchange-Traded Fund	119,729,280	—	—	119,729,280
Money Market Mutual Fund	402,174,495	—	—	402,174,495
Total Investments in Securities	521,903,775	245,783,215	—	767,686,990
Other Investments - Assets(a)
Commodity Futures Contracts	78,321,049	—	—	78,321,049
Other Investments - Liabilities(a)
Commodity Futures Contracts	(29,019,736)	—	—	(29,019,736)
Total Other Investments	49,301,313	—	—	49,301,313
Total Investments	$571,205,088	$245,783,215	$—	$816,988,303

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2025		December 31, 2024
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$31,391,998	$(34,335,404)	$78,321,049	$(29,019,736)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(17,349,774)	$(33,542,099)
	Net Change in Unrealized Gain (Loss)	27,492,031	85,256,092
Total		$10,142,257	$51,713,993

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$32,528,363	$91,999,404
	Net Change in Unrealized Gain (Loss)	(52,244,719)	46,184,747
Total		$(19,716,356)	$138,184,151

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Average Notional Value	$790,199,899	$706,911,949	$815,879,711	$730,235,371

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2025.

	Value 06/30/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2025	Dividend Income
Invesco Short Term Treasury ETF	$119,661,252	$—	$—	$113,380	$—	$119,774,632	$1,230,059
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	530,146,069	21,093,344	(30,002,626)	—	—	521,236,787	5,492,644
Total	$649,807,321	$21,093,344	$(30,002,626)	$113,380	$—	$641,011,419	$6,722,703

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2025	Dividend Income
Invesco Short Term Treasury ETF	$119,729,280	$—	$—	$45,352	$—	$119,774,632	$3,711,358
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	402,174,495	514,998,524	(395,936,232)	—	—	521,236,787	14,085,596
Total	$521,903,775	$514,998,524	$(395,936,232)	$45,352	$—	$641,011,419	$17,796,954

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

Note 11 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2025 and 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Asset Value
Net asset value per Share, beginning of period	$26.20	$23.92	$26.60	$20.74
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	0.38	1.86	(0.47)	4.53
Net investment income (loss) (b)	0.22	0.27	0.67	0.78
Net income (loss)	0.60	2.13	0.20	5.31
Net asset value per Share, end of period	$26.80	$26.05	$26.80	$26.05
Market value per Share, beginning of period (c)	$26.16	$23.81	$26.59	$20.73
Market value per Share, end of period (c)	$26.78	$26.10	$26.78	$26.10

Ratio to average Net Assets (d)
Net investment income (loss)	3.34%	4.35%	3.32%	4.39%
Expenses, after waivers	0.82%	0.89%	0.84%	0.88%
Expenses, prior to waivers	0.90%	0.94%	0.91%	0.93%
Total Return, at net asset value (e)	2.29%	8.90%	0.75%	25.60%
Total Return, at market value (e)	2.37%	9.62%	0.71%	25.90%

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

Note 12 – Subsequent Event

Effective November 10, 2025, changes will be made to the Index. The changes to the Index are being implemented by Deutsche Bank AG, the Index provider. A summary of the changes are as follows:

1. Expanded Commodity Universe
•
Eligible commodities will be determined annually based on their liquidity and economic importance.
•
Under the new methodology, the number of commodities included in the Index universe is expected to expand.

2. Modified Optimum Yield Methodology	• The current Optimum Yield methodology will be modified to eliminate contracts with limited liquidity.
3. Annual Review of Base Weights and Commodities	• The current static allocations to commodities will be changed by implementing a rules-based annual review to better reflect current global production and market liquidity.
4. Weight Limits (Annually at Rebalance)	• Implementation of sector and single commodity caps and floors to reduce concentration risk.
5. Intra-year Rebalancing Events	• An intra-year rebalance event will be triggered should a large deviation occur on a monthly observation date to help prevent significant deviations from annual rebalance target weights.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2025:

Index Commodity	Fund Weight (%)
Cocoa	11.67%
Coffee	16.34
Corn	10.32
Cotton	2.18
Feeder Cattle	5.79
Kansas City Wheat	4.77
Lean Hogs	8.15
Live Cattle	15.45
Soybeans	11.17
Sugar	9.44
Wheat	4.72
Closing Level as of September 30, 2025:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(17.5) million and $124.7 million for the nine months ended September 30, 2025 and 2024, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations, affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds, T-Bill ETFs (affiliated or otherwise) and cash, if any, for margin and/or cash management purposes. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2025, there were no purchases of United States Treasury Obligations and $250.0 million was received from sales and maturing United States Treasury Obligations. During the nine months ended September 30, 2024, $292.1 million was paid to purchase United States Treasury Obligations and $350.0 million was received from sales and maturing United States Treasury Obligations. $395.9 million was received from sales of affiliated investments and $515.0 million was paid to purchase affiliated investments during the nine months ended September 30, 2025. $659.0 million was received from sales of affiliated investments and $744.5 million was paid to purchase affiliated investments during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, net deposits to/from the Commodity Broker was $149.5 million. There were no net deposits to/from the Commodity Broker during the nine months ended September 30, 2024.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $4.0 million and $(129.4) million during the nine months ended September 30, 2025 and 2024, respectively. This included $167.4 million and $96.4 million from Shares purchased by Authorized Participants and $163.4 million and $225.4 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2025 and 2024, respectively. No distributions were paid to Shareholders during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, distributions paid to Shareholders were $0.3 million.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

COMPARISON OF MARKET, NAV AND DBIQ DIVERSIFIED AGRICULTURE INDEX ERTM

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

DBA - For the Three Months Ended September 30, 2025
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
Percentage Change
6/30/2025
9/30/2025
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

DBA - For the Nine Months Ended September 30, 2025
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
-8.00%
Percentage Change
12/31/2024
9/30/2025
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

Performance Summary

This Report covers the three and nine months ended September 30, 2025 and 2024. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2025 and 2024” below provides an overview of the changes in the closing levels of the DBIQ Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3-month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ Diversified Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index

Commodity Returns for the Three and Nine Months Ended September 30, 2025 and 2024

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ AGRICULTURE TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2025	2024	2025	2024
DB Cocoa Indices	(18.37)%	21.22%	(31.00)%	168.14%
DB Coffee Indices	29.29	22.32	27.99	54.81
DB Corn Indices	(3.26)	(2.25)	(8.62)	(17.69)
DB Cotton Indices	(2.44)	2.61	(7.54)	(6.80)
DB Feeder Cattle Indices	17.90	(2.82)	39.54	7.99
DB Kansas City Wheat Indices	(6.60)	(0.22)	(13.20)	(6.91)
DB Lean Hogs Indices	4.23	13.06	12.24	14.28
DB Live Cattle Indices	11.70	0.69	31.41	15.95
DB Soybean Indices	(1.43)	(2.99)	0.87	(11.70)
DB Sugar Indices	(2.66)	7.30	(6.94)	5.78
DB Wheat Indices	(6.45)	0.14	(11.72)	(10.26)
AGGREGATE RETURN	2.48%	9.09%	1.47%	26.47%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2024

Fund Share Price Performance

For the three months ended September 30, 2025, the NYSE Arca market value of each Share increased from $26.16 per Share to $26.78 per Share. The Share price low and high for the three months ended September 30, 2025 and related change from the Share price on June 30, 2025 was as follows: Shares traded at a low of $25.63 per Share (-2.03%) on July 15, 2025, and a high of $27.92 per Share (+6.73%) on September 15, 2025. The total return for the Fund on a market value basis was +2.37%.

The Fund recovered in the third quarter of 2025 with a positive return overall. Coffee was the largest contributor to performance, with prices boosted by drought conditions in Brazil and heightened tariff fears after President Trump raised tariffs on Brazil. Livestock commodities also contributed positively to performance with US cattle herds and lean hog stockpiles continuing to contract, while demand was strong throughout the summer grilling season and tariffs began to raise the cost of imported beef. Cocoa was the biggest detractor from performance, as previously high prices and declining availability led to demand destruction, while weather improvements also helped ease supply concerns. Wheat, corn, sugar, cotton, and soybeans prices fell in the third quarter due to ample supply. For soybeans, export demand was also pressured by trade tensions with China.

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

Fund Share Net Asset Performance

For the three months ended September 30, 2025, the NAV of each Share increased from $26.20 per Share to $26.80 per Share. Rising commodity futures contract prices for Coffee, Feeder Cattle, Lean Hogs and Live Cattle were partially offset by falling commodity futures contract prices of Cocoa, Corn, Cotton, Kansas City Wheat, Soybeans, Sugar and Wheat during the three months ended September 30, 2025, contributing to an overall 1.41% increase in the level of the Index and to a 2.48% increase in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was +2.29%.

Net income (loss) for the three months ended September 30, 2025 was $16.9 million, primarily resulting from $8.2 million of income, net realized gain (loss) of $(17.3) million, net change in unrealized gain (loss) of $27.6 million and net operating expenses of $1.6 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2024

Fund Share Price Performance

For the nine months ended September 30, 2025, the NYSE Arca market value of each Share increased from $26.59 per Share to $26.78 per Share. The Share price low and high for the nine months ended September 30, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $25.28 per Share (-4.93%) on April 8, 2025, and a high of $28.35 per Share (+6.62%) on February 18, 2025. The total return for the Fund on a market value basis was +0.71%.

The Fund recovered in the third quarter after posting negative returns for the first half of 2025. Coffee and livestock were the main contributors to positive performance across this period. Despite falling in the second quarter, coffee was a strong performer overall due to recurring supply concerns and the 50% tariff on imports from Brazil. Livestock has consistently contributed to the Fund's performance, with prices getting a boost from tight US herds and robust demand. Cocoa prices dropped sharply in the third quarter due to deteriorating demand, making cocoa the largest detractor to performance year-to-date. Wheat and corn also detracted, as tariffs put pressure on exports while bumper harvests kept supply levels elevated.

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

Fund Share Net Asset Performance

For the nine months ended September 30, 2025, the NAV of each Share increased from $26.60 per Share to $26.80 per Share. Rising commodity futures contract prices for Coffee, Feeder Cattle, Lean Hogs, Live Cattle and Soybeans were partially offset by falling commodity futures contract prices of Cocoa, Corn, Cotton, Kansas City Wheat, Sugar and Wheat during the nine months ended September 30, 2025, contributing to an overall 1.71% decrease in the level of the Index and to a 1.47% increase in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was +0.75%.

Net income (loss) for the nine months ended September 30, 2025 was $0.4 million, primarily resulting from $25.5 million of income, net realized gain (loss) of $32.5 million, net change in unrealized gain (loss) of $(52.5) million and net operating expenses of $5.2 million.

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

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 26, 2025.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2025.

				For the Nine Months Ended
				September 30, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$791,801,234	0.70%	$12,964,570	5

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2024.

				For the Year Ended
				December 31, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$787,381,694	0.90%	$16,532,043	8

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

The following were the primary trading risk exposures of the Fund as of September 30, 2025 by market sector:

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Except for the modified risk factor set forth below, there have been no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025.

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

(b) Not applicable.

(c) Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation Units from Authorized Participants. During the three months ended September 30, 2025, the Fund's redemptions of Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2025 to July 31, 2025	800,000	$26.00
August 1, 2025 to August 31, 2025	150,000	$25.94
September 1, 2025 to September 30, 2025	350,000	$26.97
Total	1,300,000	$26.26

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Agriculture Fund — September 30, 2025 and December 31, 2024 (Unaudited), (ii) the Schedule of Investments of Invesco DB Agriculture Fund — September 30, 2025 (Unaudited), (iii) the Schedule of Investments of Invesco DB Agriculture Fund — December 31, 2024 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Agriculture Fund — For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Three Months Ended September 30, 2025 and 2024 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund – For the Nine Months Ended September 30, 2025 and 2024 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Agriculture Fund — For the Nine Months Ended September 30, 2025 and 2024 (Unaudited) and (viii) Notes to Unaudited Financial Statements of Invesco DB Agriculture Fund — September 30, 2025.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Agriculture Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 6, 2025		By:	/s/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: November 6, 2025		By:	/s/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools