Form 10-K
period 2025-12-31
INVESCO DB AGRICULTURE FUND; Invesco DB Multi-Sector Commodity Trust
filed 2026-03-02
CIK 1383082, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $787,416,000

Number of Common Units of Beneficial Interest outstanding as of January 31, 2026: 28,150,000

i

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

ii

PART I

ITEM 1. BUSINESS

Introduction

Invesco DB Agriculture Fund (the “Fund”), a separate series of Invesco DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, was formed on August 3, 2006. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Fund, as amended (the “Trust Agreement”). The Fund has an unlimited number of shares authorized for issuance.

Invesco Capital Management LLC has served as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Fund since February 23, 2015. The Managing Owner holds 40 general shares (the “General Shares”) of the Fund. The fiscal year end of the Fund is December 31st.

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Diversified Agriculture Index Excess Return™ (the “Index”) over time, plus the excess, if any, of the sum of the Fund’s interest income from its holdings of United States Treasury Obligations (“Treasury Income”), dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) and dividends or distributions of capital gains from its holdings of T-Bill ETFs (as defined below) (“T-Bill ETF Income”) over the expenses of the Fund. The Index is intended to reflect the economic performance of investing in commodities in the agriculture sector. The Fund invests in futures contracts in an attempt to track its Index. Effective November 10, 2025, the Index comprised the following commodities: Corn, Soybeans, Soybean Meal, Soybean Oil, Wheat, Kansas City Wheat, Sugar, Cocoa, Coffee, Cotton, Live Cattle, Feeder Cattle, and Lean Hogs (each, an “Index Commodity,” and collectively, the “Index Commodities”).

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

The Index is intended to reflect the economic performance of investing in futures contracts on a basket of commodities in the agriculture sector. The Index Sponsor selects and weights commodities in the Index on an annual basis based on (i) the value and liquidity of the market for associated commodity futures contracts and (ii) their production volume (in order to factor in the relative importance of the commodity in the global economy).

Commodity futures quoted in US Dollars and listed on major US and European exchanges are eligible for inclusion in the Index. Eligible commodities are selected based on their Three-Year Total Dollar Volume Average (i.e., commodities are initially screened for inclusion based on their relative three-year “Total Dollar Volume” traded, which is calculated by multiplying the total volume of futures traded during the last one-year period by the average close price of the front month contract on each month end during that one-year period). Each commodity’s three-year Total Dollar Volume traded is calculated in proportion to the three-year Total Dollar Volume traded of all commodities within its sector to determine its initial sector liquidity rate. A commodity with a proportionate weight of less than 2% (or 1.5% for a commodity included at the last rebalance) within its sector is excluded from the Index. Each remaining commodity’s three-year Total Dollar Volume traded is calculated in proportion to the three-year Total Dollar Volume traded of all eligible commodities (“Filtered Commodity Weight”).

Commodity weights in the Index are determined by the Parent Index. The Parent Index determines production weights for each eligible commodity based on the total dollar amount of the commodity produced within the year in proportion to the sum of the production dollar amounts within the agricultural sector (“Production Weights”). The weight of each commodity in the Index is generally based on the average of the Filtered Commodity Weight and the Production Weight, subject to the requirement that each commodity must have an allocation within the Index of no less than 5%.

Effective November 10, 2025, the Index comprised the following commodities: Corn, Soybeans, Soybean Meal, Soybean Oil, Wheat, Kansas City Wheat, Sugar, Cocoa, Coffee, Cotton, Live Cattle, Feeder Cattle, and Lean Hogs.

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of December 31, 2025:

Index Commodity	Index Base Weight (%)
Cocoa	5.07%
Coffee	4.60
Corn	14.35
Cotton	5.07
Feeder Cattle	6.76
Kansas City Wheat	4.86
Lean Hogs	10.94
Live Cattle	13.88
Soybean Meal	4.67
Soybean Oil	5.14
Soybeans	12.68
Sugar	5.65
Wheat	6.33
Closing Level on December 31, 2025	100.00%

Please see http://www.invesco.com/ETFs with respect to the most recently available weighted composition of the Fund and the composition of the Index.

The Index includes provisions for the replacement of futures contracts as they approach maturity. This replacement takes place over a period of time in order to lessen the impact on the market for the futures contracts being replaced. With respect to each Index Commodity, the Fund employs a rule-based approach when it “rolls” from one futures contract to another. Rather than select a new futures contract based on a predetermined schedule (e.g., monthly), each Index Commodity rolls from one contract to another futures contract that is intended to generate the most favorable ‘implied roll yield’ under prevailing market conditions. Where there is an upward-sloping price curve for futures contracts, the implied roll yield is expected to be negative, which is a market condition called “contango”. Contango exists when contract prices are higher in distant delivery months than in nearer delivery months, typically due to costs associated with storing a given physical commodity for a longer period. Rolling in a contangoed market will tend to cause a drag on returns from futures trading. The Index’s selection of a new futures contract on an Index Commodity in such market conditions is designed to minimize the impact of negative roll yield. Additionally, in instances of particular market stress, futures contracts for the month next to occur (e.g., the April 2026 futures contract available in March 2026) may trade significantly lower than futures contracts with delivery in later months, typically indicating an oversupply of the reference commodity, in what is referred to as a “super contango” market. See Part I, Item 1A. “Risk Factors” below for a discussion of the risks associated with a super contango market.

Conversely, where there is a downward-sloping price curve for futures contracts, the implied roll yield is expected to be positive, which is a market condition called “backwardation”. Backwardation exists when prices are higher for contracts with shorter-term expirations than those with longer-term expirations, a condition that is typically associated with commodities that are consumed quickly instead of being held in storage. Rolling in a backwardated market will tend to enhance returns from futures trading. The Index’s selection of a new futures contract on an Index Commodity in such market conditions is designed to maximize the impact of positive roll yield. The Index takes the impact of implied roll yield into consideration by selecting, as the replacement for an expiring futures contract, from a predetermined set of eligible contracts the futures contract that generates the most favorable implied roll yield under the current market conditions.

Returns from futures trading are called excess returns, which is the combined return based on the spot prices of Index Commodities and the roll yield from trading Index Contracts.

The Fund trades Index Contracts that are subject to position limits under regulations of the CFTC or futures exchange, rules, as applicable.

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

On the first Index Business Day of each month (the “Verification Date”), each Index Commodity futures contract will be tested in order to determine whether to continue including it in the Index. If the Index Commodity futures contract requires delivery of the underlying commodity in the next month (the “Delivery Month”), a new Index Commodity futures contract will be selected for inclusion in the Index. For example, if the first Index Business Day is May 1 of the current year, and the Delivery Month of the Index Commodity futures contract currently in the Index is June of the current year, a new Index Commodity futures contract with a later Delivery Month will be selected.

For each underlying Index Commodity in the Index, the new Index Commodity futures contract selected will be the Index Commodity futures contract with the best possible “implied roll yield” based on the closing price for each eligible Index Commodity futures contract. Eligible Index Commodity futures contracts are any Index Commodity futures contracts having a Delivery Month (i) no sooner than the month after the Delivery Month of the Index Contract currently in the Index, and (ii) no later than the thirteenth month after the Verification Date. For example, if the first Index Business Day is May 1 of the current year and the Delivery Month of an Index Contract currently in the Index is June of the current year, the Delivery Month of an eligible new Index Commodity futures contract must be between July of the current year and June of the following year. The implied roll yield is then calculated and the Index Contract with the best possible implied roll yield under the current market conditions is then selected. If two futures contracts have the same implied roll yield, the futures contract with the minimum number of months prior to the Delivery Month is selected.

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

The Index is re-weighted on an annual basis on the sixth Index Business Day of each November, as discussed above. However, during periods of heighted volatility or when commodity prices experience significant movements, the commodities weights within the Index may be reset or reduced based on the weight implemented at the previous annual rebalance.

The calculation of the Index is expressed as the weighted average return of the Index Commodities.

The Trustee

Under the Trust Agreement, Wilmington Trust Company, the trustee of the Fund (the “Trustee”), has the power and authority to execute and file certificates as required by the Delaware Statutory Trust Act and to accept service of process on the Fund in the State of Delaware. The Managing Owner has the exclusive management and control of all aspects of the business of the Fund. The Trustee will serve in that capacity until such time as the Managing Owner removes the Trustee or the Trustee resigns and a successor is appointed by the Managing Owner. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

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

The Fund pays the Commodity Broker all brokerage commissions, including applicable exchange fees, NFA fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. Brokerage commissions and fees in any future fiscal year or any part of any future fiscal year may be greater than fees incurred in prior fiscal years. On average, total charges paid to the Commodity Broker were less than $7.00, $7.00 and $7.00 per round-turn trade1 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

ITEM 1A. RISK FACTORS

An investment in Shares involves a high degree of risk. Investors should consider carefully all of the risks described below, together with the other information contained in this Report and the Fund’s prospectus dated August 26, 2025, as amended November 10, 2025 (the “Prospectus”), before making a decision to invest in Shares. If any of the following risks occur, the business, financial condition and results of operations of the Fund may be adversely affected.

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
•
As a result of increasingly interconnected global economies and financial markets, political turmoil in the US or in other countries, or armed conflict between countries or in a geographic region, for example the current conflicts between Russia and Ukraine in Europe and Hamas and Israel in the Middle East, may impact the Fund's investments. Such turmoil or conflicts, and other corresponding events, have had, and could continue to have, severe effects on regional and global economic and financial markets, including increased volatility, reduced liquidity, and overall uncertainty. The negative impacts may be particularly acute in certain commodities markets.
•
The commodity futures markets may be subject to temporary distortions due to various factors, including, among others, lack of liquidity, congestion, disorderly closing periods, manipulation and disruptive conduct, limitations on deliverable supplies, excessive speculation, changes in trade regulation or economic sanctions (actual or threatened), government regulation and intervention, technical and operational or system failures, nuclear accidents, terrorism, riots and acts of God.

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
•
Acts of God;
•
War or acts of terrorism; and
•
Global or regional political, economic or financial events and situations, including changes in trade regulation or economic sanctions and government regulation and intervention.

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

Volatility May Cause the Total Loss of Your Investment.

Futures contract prices have a high degree of volatility and are subject to rapid and substantial changes. Consequently, there is a risk that the value of your investment in the Fund could decrease significantly due to rapid and substantial changes in the prices of futures contracts held by the Fund. The Index’s average annual volatility since inception is 10.74%. Average annual volatility is the average of the Index’s volatility each year since its inception. Yearly volatility is the relative rate at which the price of the Index moves up and down, found by calculating the annualized standard deviation of the daily change in price for each business day in the given year. However, the average annual volatility should not be interpreted as the most-likely outcome. As demonstrated during the unprecedented market conditions in 2020, volatility in certain futures contracts may spike significantly during periods of global economic and social stress. At such times, if the Fund holds a futures contract that experiences the full impact of such market stresses, the volatility of its investments could greatly surpass the Index’s average annual volatility.

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

Further, in periods of heightened volatility, the bid and ask “spread” for purchasing shares of the Fund typically widens. Accordingly, an investor’s return on investment may be negatively impacted when transacted in Shares.

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

International Armed Conflicts or Political Turmoil May Result in Market Volatility that Could Adversely Affect the Fund's Performance.

As a result of increasingly interconnected global economies and financial markets, political turmoil in the US or in other countries, or armed conflict between countries or in a geographic region, for example the conflict between Russia and Ukraine in Europe, the ongoing conflict between Hamas and Israel, and the escalation of related conflicts in the Middle East, may impact the Fund's investments. Such turmoil or conflicts, and other corresponding events, have had, and could continue to have, severe effects on regional and global economic and financial markets, including increased volatility, reduced liquidity, and overall uncertainty. The negative impacts may be particularly acute in certain commodities markets.

Hamas' attack against Israel in October 2023 and the ensuing conflict, have had, and may continue to have, an impact on certain commodities markets and commodity futures markets. While this impact has been particularly pronounced in energy markets (such as natural gas and oil), the conflict has also disrupted certain global shipping and trade routes, which may have wide ranging impacts across commodity markets. The possibility of a prolonged conflict between Hamas and Israel, and the potential escalation and/or expansion of the conflict in the surrounding areas and the involvement of other nations in such conflict, including, for example, the escalation of armed conflict between Israel and Iran, could further destabilize the Middle East region and introduce new uncertainties in global commodities markets, including, but not limited to, energy markets.

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

Certain changes in the U.S. economy in particular, such as when the U.S. economy weakens or when its financial markets decline, may have a material adverse effect on global financial markets as a whole. Increasingly strained relations between the U.S. and foreign countries, including as a result of economic sanctions and tariffs, may also adversely affect commodity futures markets. A decrease in U.S. imports or exports, changes in trade regulations, including the threat or actual imposition of tariffs, trade wars or other economic sanctions on traditional allies or adversaries and their responses thereto, inflation, and/or an economic recession in the U.S. may have a material adverse affect on the U.S. economy, global financial markets as a whole and the commodities markets to which the Fund has exposure. Proposed and adopted policy and legislative actions in the U.S. may impact many aspects of financial and other regulations and may have a significant effect, including potentially adversely, on U.S. markets generally. The continued maintenance of elevated debt levels by the U.S. government as projected by governmental agencies and non-governmental organizations, or the imposition of U.S. austerity measures, could potentially constrain future economic growth and the ability to effectively respond to economic downturns. If these trends were to continue, they could adversely impact the U.S. economy, global financial markets as a whole and the commodity futures markets in particular.

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

Super contango exists when the futures contracts for the month next to occur (e.g., the April 2026 futures contract available in March 2026) trade significantly lower than futures contracts with delivery in later months. Super contango typically occurs when the inventory space available to store the physical commodity has significantly decreased as a result of excess supply, meaning that a futures contract’s cost of carry (e.g., the cost of storing a physical commodity) has increased. The effects of rolling in a super contangoed market generally are more exaggerated than rolling in a contangoed market. Should an Index Contract experience super contango, the drag on returns may be exacerbated and ripple effects may impact the performance of futures contracts with later delivery months.

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

Fewer Representative Commodities May Result in Greater Index Volatility.

The Index Commodities are Corn, Soybeans, Soybean Meal, Soybean Oil, Wheat, Kansas City Wheat, Sugar, Cocoa, Coffee, Cotton, Live Cattle, Feeder Cattle, and Lean Hogs. Other commodity indexes may contain a larger number of commodities than the Index. Accordingly, increased volatility in a single Index Commodity may have a greater impact on the Index’s overall volatility than would likely be the case with increased volatility in a single commodity within a broader index. Because the Fund tracks the performance of the Index, your investment in the Fund will be exposed to the relatively greater impact on the Index of volatility in a single Index Commodity.

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

The Index is composed of thirteen Index Commodities, each of which is or may be subject to position limits imposed by the CFTC and/or the rules of futures exchanges on which Index Contracts are traded. The CFTC amended its position limits rules in October 2020. Pursuant to the amended rules, federal position limits apply to 25 physical delivery commodity futures contracts and options thereon, as well as to swaps that are economically equivalent to such contracts and to futures and options thereon that are directly or indirectly linked to the price of such contracts or to the same commodity underlying such contracts (e.g., cash-settled look-a-like futures). Under the amended framework, position limits (i) for 25 core referenced futures contracts (including corn, oats, wheat, soybean, soybean meal, soybean oil, cotton, live cattle, rough rice, cocoa, coffee, frozen orange juice concentrate, sugar, gold, silver, copper, platinum, palladium, natural gas, crude oil, heating oil, and RBOB gasoline) are determined by the CFTC and (ii) for all other commodities are determined by the futures exchanges.

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

The CFTC amended its position aggregation rules in December 2016. The CFTC staff subsequently issued time-limited no-action relief from compliance with certain requirements under the amended aggregation rules, including the general requirement to aggregate positions in the same commodity futures contracts traded pursuant to substantially identical trading strategies. This no-action relief has been extended via CFTC Letter 25-21, and will expire on the later of the effective date or compliance date of a CFTC approved rulemaking that addresses position aggregation and notice filing obligations.

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

The Fund’s Performance Could Be Adversely Affected if the Commodity Broker Reduces its Internal Risk Limits for the Fund.

The CFTC requires FCMs, like the Commodity Broker, to implement and evaluate from time to time risk-based limits on futures positions and order sizes. Under this regime, the Commodity Broker could determine to reduce its internal risk limits on the size of futures positions it will trade or clear for the Fund. Such a development would reduce the Fund’s capacity to transact in futures contracts. In this scenario, the Fund could seek to enter into clearing relationships with one or more other clearing brokers with the goal of increasing its overall capacity to trade and clear futures contracts. The introduction of one or more additional clearing broker relationships would be likely to increase the Fund’s trading costs and could make its overall trading less efficient or more prone to error. These consequences would be likely to detract from the Fund’s performance.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cyber threats are considered one of the most significant risks facing financial institutions. Because the Fund has no directors, principal officers or employees, the Managing Owner is responsible for managing cybersecurity risks to the Fund. To mitigate risk from cyber threats, Invesco Ltd. (“Invesco”), the Managing Owner’s parent company, has a designated Global Chief Security Officer (GCSO) who leads the global security department that is responsible for identifying, assessing, and managing cybersecurity threats across the Invesco organization. The GCSO has over 29 years of experience in the public and private sectors, specializing in security, investigations, and incident response. The global security department oversees the following groups across Invesco: Information Security, Global Privacy, Business Continuity & Crisis Management, Resilience, Corporate Security, Business Security Officers and Strategy and Projects & Governance. This converged security structure supports a more comprehensive, holistic approach to keeping our and Invesco clients, employees, and critical assets safe, upholding their privacy rights, while enabling a secure and resilient business.

Invesco’s information security program is led by its Chief Information Security Officer who reports directly to the GCSO and has over 25 years of experience, specializing in information security and risk management. Our manager’s information security program is designed to oversee all aspects of information security risk and seeks to ensure the confidentiality, integrity, and availability of information assets, including the implementation of controls aligned with industry guidelines and applicable statutes and regulations to identify threats, detect attacks and protect our information assets. The program includes the following:

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

Although risks from cyber threats have not materially affected the Fund’s business strategy, results of operations or financial condition as of December 31, 2025, Invesco continues to closely monitor cyber risk. The Managing Owner oversees cybersecurity risks for the Fund by applying Invesco's enterprise policies and control framework to the Fund's operations and service providers and by escalating any Fund relevant findings through the Managing Owner’s management reporting and certification processes. The Fund did not experience any material cybersecurity incidents during the year ended December 31, 2025, and cybersecurity risks did not materially affect the Fund's business strategy, results of operations, or financial condition in the period. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. For more information regarding the risks we face from cybersecurity threats, please see “Due to the Increased Use of Technologies, Intentional and Unintentional Cyber Attacks Pose Operational and Information Security Risks” in Item 1A. Risk Factors.

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

Holders

As of January 31, 2026, the Fund had 111 holders of record of its Shares.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

(a)
There have been no unregistered sales of the Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.
(b)
Not applicable.
(c)
Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation Units from Authorized Participants. During the three months ended December 31, 2025, the Fund's redemptions of Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2025 to October 31, 2025	700,000	$26.72
November 1, 2025 to November 30, 2025	550,000	$25.90
December 1, 2025 to December 31, 2025	350,000	$26.12
Total	1,600,000	$26.31

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

Overview/Introduction

Invesco DB Agriculture Fund (the “Fund”), a separate series of Invesco DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, was formed on August 3, 2006. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Fund, as amended (the “Trust Agreement”). The Fund has an unlimited number of shares authorized for issuance.

Invesco Capital Management LLC has served as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Fund since February 23, 2015. The Managing Owner is registered with the Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator and a commodity trading advisor, and it is a member firm of the National Futures Association (“NFA”).

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Diversified Agriculture Index Excess Return™ (the “Index”) over time, plus the excess, if any, of the sum of the Fund’s interest income from its holdings of United States Treasury Obligations (“Treasury Income”), dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) and dividends or distributions of capital gains from its holdings of T-Bill ETFs (as defined below) (“T-Bill ETF Income”) over the expenses of the Fund. The Index is intended to reflect the economic performance of investing in commodities in the agriculture sector. The Fund invests in futures contracts in an attempt to track its Index. Effective November 10, 2025, the commodities comprising the Index are Corn, Soybeans, Soybean Meal, Soybean Oil, Wheat, Kansas City Wheat, Sugar, Cocoa, Coffee, Cotton, Live Cattle, Feeder Cattle, and Lean Hogs (each, an “Index Commodity,” and collectively, the “Index Commodities”).

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

The Fund pursues its investment objective by investing in a portfolio of exchange-traded futures on commodities in the agriculture sector. The Index Sponsor selects and weights commodities in the Index on an annual basis based on (i) the value and liquidity of the market for associated commodity futures contracts and (ii) their production volume (in order to factor in the relative importance of the commodity in the global economy).

Commodity futures quoted in US Dollars and listed on major US and European exchanges are eligible for inclusion in the Index. Eligible commodities are selected based on their Three-Year Total Dollar Volume Average (i.e., commodities are initially screened for inclusion based on their relative three-year “Total Dollar Volume” traded, which is calculated by multiplying the total volume of futures traded during the last one-year period by the average close price of the front month contract on each month end during that one-year period). Each commodity’s three-year Total Dollar Volume traded is calculated in proportion to the three-year Total Dollar Volume traded of all commodities within its sector to determine its initial sector liquidity rate. A commodity with a proportionate weight of less than 2% (or 1.5% for a commodity included at the last rebalance) within its sector is excluded from the Index. Each remaining commodity’s three-year Total Dollar Volume traded is calculated in proportion to the three-year Total Dollar Volume traded of all eligible commodities (“Filtered Commodity Weight”).

Commodity weights in the Index are determined by the Parent Index. The Parent Index determines production weights for each eligible commodity based on the total dollar amount of the commodity produced within the year in proportion to the sum of the production dollar amounts within the agricultural sector (“Production Weights”). The weight of each commodity in the Index is generally based on the average of the Filtered Commodity Weight and the Production Weight, subject to the requirement that each commodity must have an allocation within the Index of no less than 5%.

The Index is rebalanced annually on the sixth business day in November. However, during periods of heightened volatility or when commodity prices experience significant movements, the commodities weights within the Index may be reset or reduced based on the weight implemented at the previous annual rebalance.

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

The Fund has not reached position limits with respect to the 2025 and 2024 reporting periods.

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

As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, Bank of America Securities, BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jane Street Capital LLC, Jefferies LLC, JP Morgan Securities Inc., Morgan Stanley & Co. LLC, Nomura Securities

International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Americas LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $38.7 million and $137.5 million for the years ended December 31, 2025 and 2024, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, or maintains excess deposits with brokers for margin and/or cash management purposes only. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the year ended December 31, 2025, there were no purchases of United States Treasury Obligations and $250.0 million was received from sales and maturing United States Treasury Obligations. During the year ended December 31, 2024, $536.7 million was paid to purchase United States Treasury Obligations and $650.0 million was received from sales and maturing United States Treasury Obligations. $456.3 million was received from sales of affiliated investments and $524.0 million was paid to purchase affiliated investments during the year ended December 31, 2025. $934.7 million was received from sales of affiliated investments and $1,088.8 million was paid to purchase affiliated investments during the year ended December 31, 2024.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $(52.2) million and $(128.7) million during the years ended December 31, 2025 and 2024, respectively. This included $176.6 million and $148.7 million from Shares purchased by Authorized Participants and $202.9 million and $245.3 million from Shares redeemed by Authorized Participants during the years ended December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, distributions paid to Shareholders were $25.9 million and $32.1 million, respectively.

Results of Operations

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

No representation is being made that the Index will or is likely to achieve closing levels consistent with or similar to those set forth herein. Similarly, no representation is being made that the Fund will generate profits or losses similar to the Fund’s past performance or changes in the Index closing levels. Effective November 10, 2025, the Index methodology underwent a change. Performance information included herein prior to November 10, 2025 may have differed had the new methodology been in place.

COMPARISON OF MARKET, NAV AND DBIQ DIVERSIFIED AGRICULTURE INDEX ERTM

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

DBA - For the Year Ended December 31, 2025
40.00%
35.00%
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
Percentage Change
12/31/2024
12/31/2025
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
Market
DBIQ Diversified Agriculture Index ER

NEITHER THE PAST PERFORMANCE OF THE FUND NOR THE PRIOR INDEX LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE FUND’S FUTURE PERFORMANCE.

Performance Summary

This Report covers the years ended December 31, 2025 and 2024. For performance discussion related to the year ended December 31, 2023, see the annual report for the year ended December 31, 2023 available at http://www.invesco.com/ETFs.

Past performance of the Fund is not necessarily indicative of future performance.

The Index is intended to reflect the changes in market value, positive or negative, of the Index Commodities. The Index is intended to reflect the economic performance of investing in commodities in the agriculture sector. The DBIQ Diversified Agriculture Index Total Return™ (the “DBIQ Diversified Agriculture TR™”) consists of the Index plus 3-month United States Treasury Obligations returns. Past results of the Index and the DBIQ Diversified Agriculture TR™ are not necessarily indicative of future changes, positive or negative.

The section “Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Years Ended December 31, 2025 and 2024” below provides an overview of the changes in the closing levels of DBIQ Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not DBIQ Diversified Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method in trading certain Index Contracts with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Years Ended December 31, 2025 and 2024

	AGGREGATE RETURNS
	Years Ended December 31,
Underlying Index	2025	2024
DB Cocoa Indices	(37.16)%	324.61%
DB Coffee Indices	30.17	85.74
DB Corn Indices	(7.74)	(18.05)
DB Cotton Indices	(8.20)	(15.25)
DB Feeder Cattle Indices	39.94	20.06
DB Kansas City Wheat Indices	(13.41)	(11.53)
DB Lean Hogs Indices	7.55	23.11
DB Live Cattle Indices	33.91	20.73
DB Soybeans Indices	3.52	(16.93)
DB Soybean Meal Indices	(12.14)	—
DB Soybean Oil Indices	18.94	—
DB Sugar Indices	(13.51)	(6.94)
DB Wheat Indices	(14.20)	(16.76)
AGGREGATE RETURNS	0.35%	34.65%

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

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Fund Share Price Performance

For the year ended December 31, 2025, the NYSE Arca market value of each Share decreased from $26.59 per Share to $25.54 per Share. The Share price low and high for the year ended December 31, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $25.28 per Share (-4.93%) on April 8, 2025, and a high of $28.35 per Share

(+6.62%) on February 18, 2025. On December 26, 2025, the Fund paid a distribution of $0.91237 for each General Share and Share to holders of record as of December 22, 2025. Therefore, the total return for the Fund on a market value basis was -0.51%.

Despite a solid rebound in the third quarter, the Fund ended 2025 with negative performance, driven primarily by pronounced losses in the fourth quarter. Cocoa was the largest detractor for the year, as prices fell sharply in the third quarter amid weakening demand and continued to decline through year‑end. Sugar also weighed heavily on performance, pressured by supply increases. Grains detracted as well, with tariffs dampening export activity while abundant harvests kept global supplies elevated. These losses were offset by gains in coffee and cattle, the Fund’s strongest contributors. Coffee delivered robust gains for the year despite pullbacks in the second quarter and fourth quarter, supported by persistent supply concerns and the temporary 50% tariff on imports from Brazil. Cattle continued its steady, positive contribution, with prices buoyed by historically tight U.S. herd levels and resilient consumer demand.

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

Agricultural commodities wrapped up 2024 with strong positive performance, though cocoa accounted for the bulk of the gains. Front month cocoa prices skyrocketed over 180% between the start of the year and peaked in mid-April, repeatedly surpassing all-time highs as crop-damaging disease and adverse weather in West Africa fueled worries for a global cocoa supply shortfall. While prices did ease in the second and third quarters on increased profit-taking, cocoa again gained in the fourth quarter, locking in a yearly return of 180%. The other top contributor was coffee, which rallied 70% for the year due to supply concerns. Conversely, despite a short lived rally in April and May that sent wheat skyrocketing due to renewed weather concerns, grains all retreated due to ample global supplies and lacking US competitiveness.

Fund Share Net Asset Performance

For the year ended December 31, 2025, the NAV of each Share decreased from $26.60 per Share to $25.54 per Share. Rising commodity futures contract prices of Coffee, Feeder Cattle, Lean Hogs, Live Cattle, Soybeans and Soybean Oil were partially offset by falling commodity futures contract prices of Cocoa, Corn, Cotton, Kansas City Wheat, Soybean Meal, Sugar and Wheat during the year ended December 31, 2025, contributing to an overall 3.72% decrease in the level of the Index and to a 0.35% increase in the level of the DBIQ Diversified Agriculture TR™. On December 26, 2025, the Fund paid a distribution of $0.91237 for each General Share and Share to holders of record as of December 22, 2025. Therefore, the total return for the Fund on a NAV basis was -0.54%.

Net income (loss) for the year ended December 31, 2025 was $(9.8) million, resulting from $33.1 million of income, net realized gain (loss) of $24.1 million, net change in unrealized gain (loss) of $(60.3) million and net operating expenses of $6.7 million.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2025.

				For the Year Ended
				December 31, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$722,802,601	0.67%	$11,247,582	9

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2024.

				For the Year Ended
				December 31, 2024
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$787,381,694	0.90%	$16,532,043	8

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

The following were the primary trading risk exposures of the Fund as of December 31, 2025 by Index Commodity:

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

Soybean Meal

The soybean processing industry converts soybeans into soybean meal. Soybean meal is processed into soy flour or soy protein, which are used, along with other commodities, by livestock producers and the fish farming industry as feed. The price movement of soybeans may be influenced by a variety of factors, including demand, weather conditions, disease, crop production, transportation costs, political uncertainties and economic concerns.

Soybean Oil

Soybean oil is sold in multiple grades and is used by the food, petroleum, and chemical industries. The food industry uses soybean oil in cooking and salad dressings, baking and frying fats, and butter substitutes, among other uses. In addition, the soybean industry continues to introduce soy-based products as substitutes to various petroleum-based products including lubricants, plastics, inks, crayons, and candles. Soybean oil is also converted to biodiesel and renewable diesel for use as fuel. The price movement of soybeans may be influenced by a variety of factors, including demand, weather conditions, disease, crop production, transportation costs, political uncertainties and economic concerns.

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

We, Brian Hartigan, Principal Executive Officer, and Kelli Gallegos, Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, we have concluded that the Fund maintained effective internal control over financial reporting as of December 31, 2025.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2025, as stated in their report on page 35 of the Fund’s Annual Report on Form 10-K.

By:	/S/ BRIAN HARTIGAN
Name:	Brian Hartigan
Title:	Principal Executive Officer

By:	/S/ KELLI GALLEGOS
Name:	Kelli Gallegos
Title:	Principal Financial and Accounting Officer, Investment Pools

February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Invesco Capital Management LLC (as Managing Owner of Invesco DB Multi-Sector Commodity Trust) and Shareholders of Invesco DB Agriculture Fund

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition, including the schedules of investments, of Invesco DB Agriculture Fund (one of the funds constituting Invesco DB Multi-Sector Commodity Trust, hereafter referred to as the “Fund”) as of December 31, 2025 and 2024, and the related statements of income and expenses, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “financial statements”). We also have audited the Fund’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

February 27, 2026

We have served as the Fund’s auditor since 2013.

Invesco DB Agriculture Fund

Statements of Financial Condition

December 31, 2025 and 2024

	December 31,
	2025	2024
Assets
United States Treasury Obligations, at value (cost $0 and $245,521,628, respectively)	$—	$245,783,215
Affiliated Investments, at value (cost $589,419,229 and $521,694,550, respectively)	589,685,144	521,903,775
Other investments:
Variation margin receivable- Commodity Futures Contracts	—	5,161,930
Cash held by custodian	—	13,472,216
Deposit with Commodity Broker	134,602,431	—
Receivable for:
Dividends from affiliates	1,556,407	1,593,755
Total assets	$725,843,982	$787,914,891
Liabilities
Payable for:
Fund shares reacquired	$2,554,071	$—
Management fees	487,310	528,933
Brokerage commissions and fees	—	4,264
Total liabilities	3,041,381	533,197
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,022	1,064
Shareholders' equity—Shares	722,801,579	787,380,630
Total shareholders' equity	722,802,601	787,381,694
Total liabilities and equity	$725,843,982	$787,914,891
General Shares outstanding	40	40
Shares outstanding	28,300,000	29,600,000
Net asset value per share	$25.54	$26.60
Market value per share	$25.54	$26.59

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Schedule of Investments

December 31, 2025

Description	Percentage of Shareholders' Equity	Value	Shares
Affiliated Investments
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $119,520,055) (a)	16.57%	$119,785,970	1,133,800
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 3.68% (cost $469,899,174) (a)(b)	65.01	469,899,174	469,899,174
Total Affiliated Investments (cost $589,419,229)	81.58%	$589,685,144
Total Investments in Securities (cost $589,419,229)	81.58%	$589,685,144

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
The rate shown is the 7-day SEC standardized yield as of December 31, 2025.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Long Futures Contracts
CBOT Corn	4,624	September - 2026	$103,693,199	$1,117,610	$1,117,610
CBOT Soybean	1,721	November - 2026	91,600,225	(687,107)	(687,107)
CBOT Soybean Meal	1,110	May - 2026	33,744,000	(2,685,685)	(2,685,685)
CBOT Soybean Oil	1,262	December - 2026	37,148,232	(1,546,003)	(1,546,003)
CBOT Wheat	1,723	July - 2026	45,767,188	(6,112,428)	(6,112,428)
CBOT Wheat KCB	1,294	July - 2026	35,067,400	(4,501,617)	(4,501,617)
CME Feeder Cattle	283	March - 2026	48,863,445	2,318,906	2,318,906
CME Lean Hogs	2,279	October - 2026	79,058,510	3,192,572	3,192,572
CME Live Cattle	1,122	August - 2026	100,329,115	6,273,149	6,273,149
NYB-ICE Cocoa	603	December - 2026	36,698,580	(261,756)	(261,756)
NYB-ICE Coffee	277	September - 2026	33,254,056	(2,333,792)	(2,333,792)
NYB-ICE Cotton	1,071	December - 2026	36,601,425	131,260	131,260
NYB-ICE Sugar	2,480	June - 2026	40,858,496	(5,734,251)	(5,734,251)
Total Commodity Futures Contracts				$(10,829,142)	$(10,829,142)

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

Invesco DB Agriculture Fund

Statements of Income and Expenses

For the Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Income
Interest Income	$9,181,720	$16,415,905	$19,053,854
Dividends from Affiliates	23,910,823	21,577,336	24,359,948
Total Income	33,092,543	37,993,241	43,413,802
Expenses
Management Fees	6,845,469	6,272,247	7,445,363
Brokerage Commissions and Fees	372,021	380,564	526,069
Interest Expense	45,432	206,850	148,839
Total Expenses	7,262,922	6,859,661	8,120,271
Less: Waivers	(544,371)	(379,711)	(463,155)
Net Expenses	6,718,551	6,479,950	7,657,116
Net Investment Income (Loss)	26,373,992	31,513,291	35,756,686
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
United States Treasury Obligations	—	2	74
Commodity Futures Contracts	24,130,345	112,377,237	32,701,174
Net Realized Gain (Loss)	24,130,345	112,377,239	32,701,248
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	(261,587)	(90,747)	171,804
Affiliated Investments	56,690	(5,669)	279,064
Commodity Futures Contracts	(60,130,455)	66,600,560	(8,331,568)
Net Change in Unrealized Gain (Loss)	(60,335,352)	66,504,144	(7,880,700)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(36,205,007)	178,881,383	24,820,548
Net Income (Loss)	$(9,831,015)	$210,394,674	$60,577,234

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2025

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$1,064	29,600,000	$787,380,630	$787,381,694
Purchases of Shares			6,500,000	176,609,663	176,609,663
Redemption of Shares			(7,800,000)	(205,492,015)	(205,492,015)
Net Increase (Decrease) due to Share Transactions			(1,300,000)	(28,882,352)	(28,882,352)
Return of Capital Distributions		(37)		(25,865,689)	(25,865,726)
Net Income (Loss)
Net Investment Income (Loss)		38		26,373,954	26,373,992
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		28		24,130,317	24,130,345
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(71)		(60,335,281)	(60,335,352)
Net Income (Loss)		(5)		(9,831,010)	(9,831,015)
Net Change in Shareholders' Equity	—	(42)	(1,300,000)	(64,579,051)	(64,579,093)
Balance at December 31, 2025	40	$1,022	28,300,000	$722,801,579	$722,802,601

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

Invesco DB Agriculture Fund

Statement of Changes in Shareholders’ Equity

For the Year Ended December 31, 2023

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2022	40	$806	53,200,000	$1,072,706,124	$1,072,706,930
Purchases of Shares			6,350,000	135,445,983	135,445,983
Redemption of Shares			(25,600,000)	(530,223,496)	(530,223,496)
Net Increase (Decrease) due to Share Transactions			(19,250,000)	(394,777,513)	(394,777,513)
Return of Capital Distributions		(38)		(34,240,043)	(34,240,081)
Net Income (Loss)
Net Investment Income (Loss)		$39		35,756,647	35,756,686
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		30		32,701,218	32,701,248
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(7)		(7,880,693)	(7,880,700)
Net Income (Loss)		62		60,577,172	60,577,234
Net Change in Shareholders' Equity	—	24	(19,250,000)	(368,440,384)	(368,440,360)
Balance at December 31, 2023	40	$830	33,950,000	$704,265,740	$704,266,570

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statements of Cash Flows

For the Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Cash flows from operating activities:
Net Income (Loss)	$(9,831,015)	$210,394,674	$60,577,234
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of securities purchased	—	(536,666,095)	(1,077,203,551)
Proceeds from securities sold and matured	250,000,000	650,000,000	1,325,000,074
Cost of affiliated investments purchased	(524,004,905)	(1,088,771,837)	(1,461,510,451)
Proceeds from affiliated investments sold	456,280,226	934,677,851	1,611,536,659
Net accretion of discount on United States Treasury Obligations	(4,478,372)	(16,251,221)	(18,883,103)
Net realized (gain) loss on United States Treasury Obligations	—	(2)	(74)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	204,897	96,416	(450,868)
Change in operating assets and liabilities:
Variation margin- Commodity Futures Contracts	5,161,930	(15,849,265)	9,327,401
Deposit with Commodity Broker	(134,602,431)	—	—
Dividends from affiliates	37,348	(190,355)	363,052
Management fees	(41,623)	8,340	(305,927)
Brokerage commissions and fees	(4,264)	1,591	533
Net cash provided by (used in) operating activities	38,721,791	137,450,097	448,450,979
Cash flows from financing activities:
Distributions paid to shareholders	(25,865,726)	(32,099,744)	(33,903,924)
Proceeds from purchases of Shares	176,609,663	148,655,948	133,371,678
Redemption of Shares	(202,937,944)	(245,255,151)	(543,197,667)
Net cash provided by (used in) financing activities	(52,194,007)	(128,698,947)	(443,729,913)
Net change in cash	(13,472,216)	8,751,150	4,721,066
Cash at beginning of period	13,472,216	4,721,066	—
Cash at end of period	$—	$13,472,216	$4,721,066
Supplemental disclosure of cash flow information
Cash paid for interest	$45,432	$206,850	$148,839

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Notes to Financial Statements

December 31, 2025

Note 1 - Organization

Invesco DB Agriculture Fund (the “Fund”), a separate series of Invesco DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in seven separate series, was formed on August 3, 2006. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Fund, as amended (the “Trust Agreement”). The Fund has an unlimited number of shares authorized for issuance.

Invesco Capital Management LLC has served as the managing owner (the “Managing Owner”), commodity pool operator and commodity trading advisor of the Fund since February 23, 2015. The Managing Owner holds 40 general shares (the “General Shares”) of the Fund. The fiscal year end of the Fund is December 31st.

The Fund seeks to track changes, whether positive or negative, in the level of the DBIQ Diversified Agriculture Index Excess Return™ (the “Index”) over time, plus the excess, if any, of the sum of the Fund’s interest income from its holdings of United States Treasury Obligations (“Treasury Income”), dividends from its holdings in money market mutual funds (affiliated or otherwise) (“Money Market Income”) and dividends or distributions of capital gains from its holdings of T-Bill ETFs (as defined below) (“T-Bill ETF Income”) over the expenses of the Fund. The Index is intended to reflect the economic performance of investing in commodities in the agriculture sector. The Fund invests in futures contracts in an attempt to track its Index. Effective November 10, 2025, the Index comprised the following commodities: Corn, Soybeans, Soybean Meal, Soybean Oil, Wheat, Kansas City Wheat, Sugar, Cocoa, Coffee, Cotton, Live Cattle, Feeder Cattle, and Lean Hogs (each, an “Index Commodity,” and collectively, the “Index Commodities”).

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

This Annual Report (the “Annual Report”) covers the years ended December 31, 2025, 2024 and 2023. Past performance of the Fund is not necessarily indicative of future performance.

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

C.
Segment Reporting

The Fund represents a single operating segment, in accordance with ASC 280, Segment Reporting. Subject to the oversight and, when applicable, approval of the Board of Managers, portfolio managers and senior executives at the Managing Owner act as the Fund's chief operating decision maker (“CODM”), assessing performance and making decisions about resource allocation within the Fund. The CODM monitors the operating results as a whole, and the Fund's long-term strategic asset allocation is determined in accordance with the terms of its prospectus based on a defined investment strategy. The financial information provided to and reviewed by the CODM is consistent with that presented in the Fund's financial statements.

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

The Managing Owner has sole discretion in determining what distributions, if any, the Fund will make to Shareholders. A distribution for the year ended December 31, 2025 was paid on December 26, 2025 to holders of record as of December 22, 2025 at a rate of $0.91237 for each General Share and Share for a total distribution of $37 to General Shares and $25,865,689 to Shares.

The table below shows distributions per General Share and Share in total for the years presented:

	Years Ended December 31,
	2025	2024	2023
Distributions per General Share	$0.91237	$1.08408	$0.96045
Distributions per Share	$0.91237	$1.08408	$0.96045
Distributions paid to General Shares	$37	$43	$38
Distributions paid to Shares	$25,865,689	$31,763,544	$34,240,043

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

H.
Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the years ended December 31, 2025, 2024 and 2023, the Fund did not incur such expenses.

I.
Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $7.00, $7.00 and $7.00 per round-turn trade during the years ended December 31, 2025, 2024 and 2023, respectively.

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

Note 4 – Service Providers and Related Party Agreements

The Trustee

Under the Trust Agreement, Wilmington Trust Company, the trustee of the Fund (the “Trustee”), has the power and authority to execute and file certificates as required by the Delaware Statutory Trust Act and to accept service of process on the Fund in the State of Delaware. The Managing Owner has the exclusive management and control of all aspects of the business of the Fund. The Trustee will serve in that capacity until such time as the Managing Owner removes the Trustee or the Trustee resigns and a successor is appointed by the Managing Owner. The Trustee will have no duty or liability to supervise or monitor the performance of the Managing Owner, nor will the Trustee have any liability for the acts or omissions of the Managing Owner.

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

The Managing Owner waived fees of $544,371, $379,711 and $463,155 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Note 5 - Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of December 31, 2025 and 2024. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Exchange-Traded Fund	$119,785,970	$—	$—	$119,785,970
Money Market Mutual Fund	469,899,174	—	—	469,899,174
Total Investments in Securities	589,685,144	—	—	589,685,144
Other Investments - Assets(a)
Commodity Futures Contracts	13,033,497	—	—	13,033,497
Other Investments - Liabilities(a)
Commodity Futures Contracts	(23,862,639)	—	—	(23,862,639)
Total Other Investments	(10,829,142)	—	—	(10,829,142)

Total Investments	$578,856,002	$—	$—	$578,856,002

(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Investments in Securities
United States Treasury Obligations	$—	$245,783,215	$—	$245,783,215
Exchange-Traded Fund	119,729,280	—	—	119,729,280
Money Market Mutual Fund	402,174,495	—	—	402,174,495
Total Investments in Securities	521,903,775	245,783,215	—	767,686,990
Other Investments - Assets(a)
Commodity Futures Contracts	78,321,049	—	—	78,321,049
Other Investments - Liabilities(a)
Commodity Futures Contracts	(29,019,736)	—	—	(29,019,736)
Total Other Investments	49,301,313	—	—	49,301,313

Total Investments	$571,205,088	$245,783,215	$—	$816,988,303

(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	December 31, 2025		December 31, 2024
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$13,033,497	$(23,862,639)	$78,321,049	$(29,019,736)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the December 31, 2025 and December 31, 2024 Statements of Financial Condition, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

	Location of Gain or (Loss) on Derivatives	Years Ended December 31,
Risk Exposure/Derivative Type	Recognized in Income	2025	2024	2023
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$24,130,345	$112,377,237	$32,701,174
	Net Change in Unrealized Gain (Loss)	(60,130,455)	66,600,560	(8,331,568)
Total		$(36,000,110)	$178,977,797	$24,369,606

The table below summarizes the average monthly notional value of futures contracts held during the period:

	Years Ended December 31,
	2025	2024	2023
Average Notional Value	$800,037,778	$738,966,747	$875,688,978

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2025.

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2025	Dividend Income
Invesco Short Term Treasury ETF	$119,729,280	$—	$—	$56,690	$—	$119,785,970	$4,883,617
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	402,174,495	524,004,905	(456,280,226)	—	—	469,899,174	19,027,206
Total	$521,903,775	$524,004,905	$(456,280,226)	$56,690	$—	$589,685,144	$23,910,823

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2024.

	Value 12/31/2023	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2024	Dividend Income
Invesco Short Term Treasury ETF	$119,734,949	$—	$—	$(5,669)	$—	$119,729,280	$5,972,529
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	248,080,509	1,088,771,837	(934,677,851)	—	—	402,174,495	15,604,807
Total	$367,815,458	$1,088,771,837	$(934,677,851)	$(5,669)	$—	$521,903,775	$21,577,336

The following is a summary of the transactions in, and earnings from, investments in affiliates for the year ended December 31, 2023.

	Value 12/31/2022	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 12/31/2023	Dividend Income
Invesco Treasury Collateral ETF	$88,980,698	$30,475,187	$—	$279,064	$—	$119,734,949	$5,358,876
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	428,581,904	1,431,035,264	(1,611,536,659)	—	—	248,080,509	19,001,072
Total	$517,562,602	$1,461,510,451	$(1,611,536,659)	$279,064	0.00	$367,815,458	$24,359,948

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

Note 11 - Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the years ended December 31, 2025, 2024 and 2023. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	2025	2024	2023
Net Asset Value
Net asset value per Share, beginning of period	$26.60	$20.74	$20.16
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(1.02)	5.90	0.68
Net investment income (loss) (b)	0.87	1.04	0.86
Net income (loss)	(0.15)	6.94	1.54
Less:
Return of capital distributions	(0.91)	(1.08)	(0.96)
Net asset value per Share, end of period	$25.54	$26.60	$20.74
Market value per Share, beginning of period (c)	$26.59	$20.73	$20.15
Market value per Share, end of period (c)	$25.54	$26.59	$20.73

Ratio to average Net Assets
Net investment income (loss)	3.27%	4.27%	4.09%
Expenses, after waivers	0.83%	0.88%	0.87%
Expenses, prior to waivers	0.90%	0.93%	0.93%
Total Return, at net asset value (d)	(0.54)%	33.51%	7.59%
Total Return, at market value (d)	(0.51)%	33.53%	7.58%

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025, the end of the period covered by this Annual Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Managing Owner is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Fund. Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2025. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page 34 of this Annual Report on Form 10-K.

The Fund’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Fund’s internal control over financial reporting as of December 31, 2025, as stated in their report on page 35 of this Form 10-K.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, none of the members of the Managing Owner responsible for overseeing the business and operations of the Fund adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Principal Officers

The Fund has no directors or principal officers and also does not have any employees. It is managed by the Managing Owner.

A person is a principal of a CFTC registrant based on the person’s role or position with a registrant, ability to control a registrant’s business activities or ownership or financial stake in a registrant. As of December 31, 2025, the following principals serve in the below capacities on behalf of the Managing Owner and, unless otherwise indicated, are not executive officers of the Fund:

Name	Capacity
Brian Hartigan[1]	Chief Executive Officer, Board of Managers
Peter Hubbard	Vice President and Director of Portfolio Management
Jordan Krugman[1]	Board of Managers
Terry Gibson Vacheron	Chief Financial Officer
Kelli Gallegos[1]	Principal Financial and Accounting Officer, Investment Pools
Melanie H. Zimdars	Chief Compliance Officer
Melanie Ringold[1]	Board of Managers
David Hemming	Vice President, Head of Alternatives Portfolio Management

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

Brian Hartigan(47) has been Chief Executive Officer of the Managing Owner since November 2023. In this role, he has general oversight responsibilities for all of the Managing Owner’s business. Mr. Hartigan has been a Member of the Board of Managers of the Managing Owner since November 2023. Previously, Mr. Hartigan was Global Head of ETF Investments and Indexed Strategies at Invesco Ltd., a global investment management company and affiliate of the Managing Owner, since 2015. In that role, he was responsible for oversight of all portfolio management activities of ETFs, as well as providing support to the US ETF Board, serving as a global ETF expert/resource and providing day-to-day support. In addition, he was a team leader for Invesco’s unit investment trusts. Mr. Hartigan earned a BA degree from the University of St. Thomas in Minnesota and an MBA in finance from DePaul University. He is a Chartered Financial Analyst® (CFA) charterholder and a member of the CFA Society of Chicago.

Peter Hubbard (45) joined the Managing Owner in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of eight portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 200 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Managing Owner on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Managing Owner effective as of September 8, 2015.

Jordan Krugman(48) is Chief Financial Officer of the Americas for Invesco Ltd., a global investment management company affiliated with the Managing Owner. He was appointed to this position in October 2020. In this capacity, Mr. Krugman is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the financial framework for the business units operating within the Americas division of Invesco Ltd. He has also served as a Member of the Board of Managers of the Managing Owner since October 2020. From March 2019 to October 2020, Mr. Krugman served as the Global Head of Financial Planning and Analysis at Invesco Ltd. In this role, he was responsible for overseeing Invesco’s forecasting, budgeting strategic planning and financial target setting processes, including analytics and decision support for Invesco Ltd’s executive team. From March 2017 to March 2019, Mr. Krugman served as Invesco Ltd.’s Head of Finance & Corporate Strategy, North America. In this role, Mr. Krugman was responsible for strategic and financial planning for Invesco Ltd.’s global investments organization including global real estate, private equity and global fixed income. Prior to that, Mr. Krugman was Invesco Ltd.’s Treasurer and Head of Investor Relations from May 2011 to March 2017. In this role, he was responsible for management of Invesco Ltd.’s liquidity and capital management programs. Additionally, Mr. Krugman managed the communication with Invesco Ltd.’s external stakeholders including equity shareholders, debt investors, rating agencies, and research analysts. Mr. Krugman earned a BA degree in American civilizations, with a US history concentration, from Middlebury College in Vermont in 1999, and earned an MBA from Santa Clara University in California in 2007. He is a Certified Treasury Professional (CTP). Mr. Krugman was listed as a principal of the Managing Owner on November 12, 2020.

Terry Gibson Vacheron CPA (61) is the Chief Accounting Officer (since April 2022) and Head of Global Tax (since November 2020) at Invesco Ltd. In this role, she leads the company’s financial reporting, accounting, corporate tax, payroll, and SOX functions. Ms. Vacheron also serves as the Chief Financial Officer (since June 2022) of the Managing Owner and Invesco Advisers Inc. where she is responsible for overseeing all aspect of the companies’ financial operations, including financial reporting and accounting. Ms. Vacheron joined Invesco in November 2020 following a brief break while between roles in October 2020. Prior to joining the firm, she was with SunTrust Bank (and later Truist Bank, which was formed in 2019 following the merger of BB&T and SunTrust) from October 2009 until September 2020, where she served as the Chief Tax Officer. Ms. Vacheron directed the full spectrum of corporate tax matters and led the tax merger integration effort for the BBT and SunTrust merger. In an overlapping role as the Corporate Functions Risk Officer at SunTrust Bank from March 2013 to December 2019, she built and led multiple corporate risk programs to identify and manage risk while maintaining her Chief Tax Officer responsibilities. During her tenure, she oversaw the implementation of stronger guidelines and accountability for risk programs, including SOX, third-party risk management, and operational risk oversight. Ms. Vacheron earned a BS degree in accounting from the University of Tennessee. She is a Certified Public Accountant (CPA). Ms. Vacheron served on the board of the United Way of Greater Atlanta from 2013 to 2020. She served as a member of the United Way’s Community Engagement Council and is currently on the United Way’s Finance Committee. Ms. Vacheron was listed as a principal of the Managing Owner and Invesco Advisers Inc., a registered investment adviser affiliated with the Managing Owner, on June 29, 2022.

Kelli Gallegos(55) has been Principal Financial and Accounting Officer – Investment Pools for the Managing Owner since September 2018. Additionally, since September 2018, Ms. Gallegos has been Principal Financial and Accounting Officer – Investment Pools of Invesco Specialized Products, LLC (sponsor to a suite of currency exchange-traded funds, “ISP”), Head of North America Fund Reporting of Invesco, Ltd. (a global investment management company), and Vice President and Treasurer of Invesco Exchange Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Commodity Fund Trust, and Invesco Exchange-Traded Self-Indexed Fund Trusts (each a registered investment company offering series of exchange-traded funds, the “Invesco ETFs”). She also serves as Vice President (since March 2016), Principal Financial Officer (since March 2016) and Assistant Treasurer (since December 2008) for a suite of mutual funds advised by Invesco Advisers, Inc., a registered investment adviser (the “Invesco Funds”). In her roles with the Managing Owner, ISP, Invesco, the Invesco ETFs and the Invesco Funds, Ms. Gallegos has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of the Invesco ETFs, the Trust, the Funds and the exchange-traded funds for which ISP serves as sponsor (the “CurrencyShares Trusts”). Previously, she was Director of Fund Financial Services from December 2008 to September 2018, Assistant Treasurer for the Managing Owner from January 2013 to September 2018, Assistant Treasurer of ISP from April 2018 to September 2018, Assistant Treasurer for the Invesco ETFs from September 2014 to September 2018 and Assistant Vice President for the Invesco Funds from December 2008 to March 2016. In such roles, Ms. Gallegos managed the group of personnel responsible for the preparation of fund financial statements and other information necessary for shareholder reports, fund prospectuses, regulatory filings, and for the coordination and oversight of third-party service providers of the Fund, the Invesco ETFs, the Invesco Funds, and the CurrencyShares Trusts. Ms. Gallegos earned a BBA in accounting from Harding University in Searcy, AR. Ms. Gallegos was listed as a principal of the Managing Owner on September 25, 2018.

Melanie H. Zimdars(49) has been Chief Compliance Officer of the Managing Owner since November 2017. In this role she is responsible for all aspects of regulatory compliance for the Managing Owner. Ms. Zimdars has also served as Chief Compliance Officer of Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust and Invesco Actively Managed Exchange-Traded Commodity Fund Trust since November 2017. From September 2009 to October 2017, she served as Vice President and Deputy Chief Compliance Officer at ALPS Holdings, Inc. where she was Chief Compliance Officer for six different mutual fund complexes, including active and passive ETFs and open-end and closed-end funds. Through its subsidiary companies, ALPS Holdings, Inc. is a provider of investment products and customized servicing solutions to the financial services industry. Ms. Zimdars received a BS degree from the University of Wisconsin-La Crosse. Ms. Zimdars was listed as a principal of the Managing Owner on February 1, 2018.

Melanie Ringold (49) has been a Member of the Board of Managers of the Managing Owner since July 2024. Ms. Ringold has also served as Head of Legal for the Americas at Invesco Ltd., a global investment management company and affiliate of the Managing Owner, since January 2023. In this role, she is responsible for overseeing legal support for all of Invesco’s Americas business. Prior to her current position, Ms. Ringold served as Assistant General Counsel from March 2011 until January 2023, where she was responsible for overseeing legal support for the investments organization and co-chairing the firm’s US Regulatory Change Committee. Ms. Ringold earned a JD from the University of Houston Law Center and a BA degree in political science from the University of Michigan. Ms. Ringold was listed as a principal of the Managing Owner on July 31, 2024.

David Hemming (44) joined the Managing Owner in September 2016 as a Senior Portfolio Manager and has been Head of Alternatives Portfolio Management since November 2020, and a Vice President of the Managing Owner since November 2024. In these roles, Mr. Hemming manages a team of two other portfolio managers and is responsible for portfolio management processes for over 20 commodity and alternatives-based registered investment companies and other pooled investment vehicles managed by the Managing Owner. He is a graduate of University of St. Andrews (Scotland), with an MA (honours) in Economics and International relations, and City University Business School, with a MSc in Investment Management. Mr. Hemming was listed as a principal of the Managing Owner on November 6, 2024, and he was registered as associated person and swap associated person the Managing Owner on April 19, 2017, and April 26, 2017, respectively.

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

For the year ended December 31, 2025, the Fund incurred Management Fees of $6,845,469 of which $6,358,159 had been paid at December 31, 2025. Management Fees of $487,310 were unpaid at December 31, 2025 and are reported as a liability on the Statements of Financial Condition.

For the year ended December 31, 2025, the Fund incurred brokerage commissions of $372,021 of which $372,021 had been paid at December 31, 2025. There were no unpaid brokerage commissions at December 31, 2025.

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

For the year ended December 31, 2023, the Fund incurred brokerage commissions of $526,069 of which $523,396 had been paid at December 31, 2023. Brokerage commissions of $2,673 were unpaid at December 31, 2023 and are reported as a liability on the Statements of Financial Condition..

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Fund has no officers or directors. The following table sets forth certain information regarding beneficial ownership of the Fund’s General Shares and Shares as of January 31, 2026, as known by management. No person is known by the Managing Owner to own beneficially more than 5% of the outstanding Shares of such class.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 11.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP, the Fund’s independent registered public accounting firm for the years ended December 31, 2025 and 2024.

	Fiscal Years Ended December 31,
	2025	2024
Audit Fees	$90,710	$88,930
Audit-Related Fees (1)	—	10,250
Tax Fees (2)	419,205	514,603
All Other Fees	—	—
Total	$509,915	$613,783

(1)
Audit-Related Fees for fiscal year ended December 31, 2024 include fees billed for reviewing regulatory filings.
(2)
Tax Fees for the fiscal years ended December 31, 2025 and 2024 include fees billed for preparing tax forms.

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

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

Exhibit No.	Description

4.1	Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [1]

4.1.1	Amendment No. 1 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [2]

4.1.2	Amendment No. 2 to the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Registrant [3]

4.2	Form of Participant Agreement [4]

4.2.1	Amendment to Form of Participant Agreement [4]

4.3	Description of Common Units of Beneficial Interest [5]

10.1	Form of Customer Agreement [6]

10.2	Form of Administration Agreement [7]

10.3	Form of Global Custody Agreement [7]

10.4	Form of Transfer Agency and Service Agreement [8]

10.5	Distribution Services Agreement [9]

19.1	Insider Trading Policies and Procedures (filed herewith) [10]

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

97	Policy Relating to Recovery of Erroneously Awarded Compensation [11]

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Agriculture Fund— December 31, 2025 and December 31, 2024, (ii) the Schedule of Investments of Invesco DB Agriculture Fund—December 31, 2025, (iii) the Schedule of Investments of Invesco DB Agriculture Fund—December 31, 2024, (iv) the Statements of Income and Expenses of Invesco DB Agriculture Fund—Years Ended December 31, 2025, 2024 and 2023, (v) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund—Year Ended December 31, 2025, (vi) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund—Year Ended December 31, 2024, (vii) the Statement of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund— Year Ended December 31, 2023, (viii) the Statements of Cash Flows of Invesco DB Agriculture Fund—Years Ended December 31, 2025, 2024 and 2023 and (ix) Notes to Financial Statements of Invesco DB Agriculture Fund.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL

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
10.
Previously filed as an exhibit to Form 10-K on February 26, 2025 and incorporated herein by reference
11.
Previously filed as an exhibit to Form 10-K on February 23, 2024 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Agriculture Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: February 27, 2026		By:	/S/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: February 27, 2026		By:	/S/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity*	Date

/s/ JORDAN KRUGMAN Jordan Krugman	Manager	February 27, 2026

/s/ Melanie Ringold Melanie Ringold	Manager	February 27, 2026

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Invesco Capital Management LLC, the Managing Owner of the registrant.