Form 10-Q
period 2026-03-31
INVESCO DB AGRICULTURE FUND; Invesco DB Multi-Sector Commodity Trust
filed 2026-05-07
CIK 1383082, 1367306

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of outstanding Shares as of March 31, 2026: 44,650,000

INVESCO DB AGRICULTURE FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Agriculture Fund

Statements of Financial Condition

March 31, 2026 and December 31, 2025

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Affiliated Investments, at value (cost $1,126,444,763 and $589,419,229, respectively)	1,126,597,298	589,685,144
Other investments:
Variation margin receivable- Commodity Futures Contracts	7,196,950	—
Deposit with Commodity Broker	81,775,836	134,602,431
Receivable for:
Dividends from affiliates	1,977,185	1,556,407
Total assets	$1,217,547,269	$725,843,982
Liabilities
Payable for:
Fund shares reacquired	$—	$2,554,071
Management fees	590,172	487,310
Total liabilities	590,172	3,041,381
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,090	1,022
Shareholders' equity—Shares	1,216,956,007	722,801,579
Total shareholders' equity	1,216,957,097	722,802,601
Total liabilities and equity	$1,217,547,269	$725,843,982
General Shares outstanding	40	40
Shares outstanding	44,650,000	28,300,000
Net asset value per share	$27.26	$25.54
Market value per share	$27.32	$25.54

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Schedule of Investments

March 31, 2026

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Shares
Affiliated Investments
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $119,520,055) (a)	9.83%	$119,672,590	1,133,800
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 3.58% (cost $1,006,924,708) (a)(b)	82.74	1,006,924,708	1,006,924,708
Total Affiliated Investments (cost $1,126,444,763)	92.57%	$1,126,597,298
Total Investments in Securities (cost $1,126,444,763)	92.57%	$1,126,597,298

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
The rate shown is the 7-day SEC standardized yield as of March 31, 2026.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Long Futures Contracts
CBOT Corn	7,341	September - 2026	$172,605,262	$5,215,356	$5,215,356
CBOT Soybean	2,734	November - 2026	158,230,250	7,712,665	7,712,665
CBOT Soybean Meal	1,765	May - 2026	55,844,600	(1,489,989)	(1,489,989)
CBOT Soybean Oil	2,007	December - 2026	78,634,260	11,453,159	11,453,159
CBOT Wheat	2,735	July - 2026	85,673,875	2,773,761	2,773,761
CBOT Wheat KCB	2,055	July - 2026	66,659,063	2,944,392	2,944,392
CME Feeder Cattle	459	May - 2026	84,106,013	2,645,456	2,645,456
CME Lean Hogs	3,619	October - 2026	132,238,260	6,887,883	6,887,883
CME Live Cattle	1,782	August - 2026	170,929,439	15,539,546	15,539,546
NYB-ICE Cocoa	957	December - 2026	33,466,290	(14,891,701)	(14,891,701)
NYB-ICE Coffee	441	September - 2026	45,990,788	(6,684,502)	(6,684,502)
NYB-ICE Cotton	1,703	December - 2026	63,300,510	4,088,172	4,088,172
NYB-ICE Sugar	3,940	June - 2026	69,192,704	(2,017,972)	(2,017,972)
Total Commodity Futures Contracts				$34,176,226	$34,176,226

(c)
Unrealized Appreciation (Depreciation) and Value are presented above, net by contract.

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Schedule of Investments

December 31, 2025

(Unaudited)

Description	Percentage of Shareholders’ Equity	Value	Shares
Affiliated Investments
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $119,520,055) (a)	16.57%	$119,785,970	1,133,800
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 3.68% (cost $469,899,174) (a)(b)	65.01	469,899,174	469,899,174
Total Affiliated Investments (cost $589,419,229)	81.58%	$589,685,144
Total Investments in Securities (cost $589,419,229)	81.58%	$589,685,144

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

Invesco DB Agriculture Fund

Statements of Income and Expenses

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Income
Interest Income	$1,194,205	$2,788,107
Dividends from Affiliates	5,786,835	5,787,816
Total Income	6,981,040	8,575,923
Expenses
Management Fees	1,652,468	1,781,755
Brokerage Commissions and Fees	43,365	76,468
Interest Expense	—	45,432
Total Expenses	1,695,833	1,903,655
Less: Waivers	(151,946)	(118,996)
Net Expenses	1,543,887	1,784,659
Net Investment Income (Loss)	5,437,153	6,791,264
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
Commodity Futures Contracts	5,324,603	83,727,907
Net Realized Gain (Loss)	5,324,603	83,727,907
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	—	(191,898)
Affiliated Investments	(113,380)	(73,697)
Commodity Futures Contracts	45,005,368	(101,504,012)
Net Change in Unrealized Gain (Loss)	44,891,988	(101,769,607)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	50,216,591	(18,041,700)
Net Income (Loss)	$55,653,744	$(11,250,436)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2025	40	$1,022	28,300,000	$722,801,579	$722,802,601
Purchases of Shares			17,950,000	480,748,144	480,748,144
Redemption of Shares			(1,600,000)	(42,247,392)	(42,247,392)
Net Increase (Decrease) due to Share Transactions			16,350,000	438,500,752	438,500,752
Net Income (Loss)
Net Investment Income (Loss)		7		5,437,146	5,437,153
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		6		5,324,597	5,324,603
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		55		44,891,933	44,891,988
Net Income (Loss)		68		55,653,676	55,653,744
Net Change in Shareholders' Equity	—	68	16,350,000	494,154,428	494,154,496
Balance at March 31, 2026	40	$1,090	44,650,000	$1,216,956,007	$1,216,957,097

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$1,064	29,600,000	$787,380,630	$787,381,694
Purchases of Shares			3,550,000	96,974,623	96,974,623
Redemption of Shares			(2,050,000)	(54,188,539)	(54,188,539)
Net Increase (Decrease) due to Share Transactions			1,500,000	42,786,084	42,786,084
Net Income (Loss)
Net Investment Income (Loss)		7		6,791,257	6,791,264
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		82		83,727,825	83,727,907
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(100)		(101,769,507)	(101,769,607)
Net Income (Loss)		(11)		(11,250,425)	(11,250,436)
Net Change in Shareholders' Equity	—	(11)	1,500,000	31,535,659	31,535,648
Balance at March 31, 2025	40	$1,053	31,100,000	$818,916,289	$818,917,342

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statements of Cash Flows

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities:
Net Income (Loss)	$55,653,744	$(11,250,436)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of affiliated investments purchased	(578,895,069)	(199,579,159)
Proceeds from affiliated investments sold	41,869,535	299,788,336
Net accretion of discount on United States Treasury Obligations	—	(2,704,005)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	113,380	265,595
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	(7,196,950)	5,161,930
Deposit with Commodity Broker	52,826,595	(148,427,849)
Dividends from affiliates	(420,778)	440,185
Management fees	102,862	46,437
Brokerage commissions and fees	—	666
Net cash provided by (used in) operating activities	(435,946,681)	(56,258,300)
Cash flows from financing activities:
Proceeds from purchases of Shares	480,748,144	96,974,623
Redemption of Shares	(44,801,463)	(54,188,539)
Net cash provided by (used in) financing activities	435,946,681	42,786,084
Net change in cash	—	(13,472,216)
Cash at beginning of period	—	13,472,216
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$45,432

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Notes to Unaudited Financial Statements

March 31, 2026

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

No distributions were declared for the three months ended March 31, 2026 and 2025.

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

H.
Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three months ended March 31, 2026 and 2025, the Fund did not incur such expenses.

I.
Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $6.00 and $7.00 per round-turn trade during the three months ended March 31, 2026 and 2025, respectively.

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

The Managing Owner waived fees of $151,946 and $118,996 for the three months ended March 31, 2026 and 2025, respectively.

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

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of March 31, 2026 and December 31, 2025. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of March 31, 2026:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Exchange-Traded Fund	$119,672,590	$—	$—	$119,672,590
Money Market Mutual Fund	1,006,924,708	—	—	1,006,924,708
Total Investments in Securities	1,126,597,298	—	—	1,126,597,298
Other Investments - Assets(a)
Commodity Futures Contracts	59,260,390	—	—	59,260,390
Other Investments - Liabilities(a)
Commodity Futures Contracts	(25,084,164)	—	—	(25,084,164)
Total Other Investments	34,176,226	—	—	34,176,226
Total Investments	$1,160,773,524	$—	$—	$1,160,773,524
(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Exchange-Traded Fund	$119,785,970	$—	$—	$119,785,970
Money Market Mutual Fund	469,899,174	—	—	469,899,174
Total Investments in Securities	589,685,144	—	—	589,685,144
Other Investments - Assets(a)
Commodity Futures Contracts	13,033,497	—	—	13,033,497
Other Investments - Liabilities(a)
Commodity Futures Contracts	(23,862,639)	—	—	(23,862,639)
Total Other Investments	(10,829,142)	—	—	(10,829,142)
Total Investments	$578,856,002	$—	$—	$578,856,002
(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	March 31, 2026		December 31, 2025
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$59,260,390	$(25,084,164)	$13,033,497	$(23,862,639)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	March 31,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$5,324,603	$83,727,907
	Net Change in Unrealized Gain (Loss)	45,005,368	(101,504,012)
Total		$50,329,971	$(17,776,105)

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended
	March 31,
	2026	2025
Average Notional Value	$851,387,188	$834,867,173

Note 8 – Investments in Affiliates

The Invesco Short Term Treasury ETF is an investment company registered under the Investment Company Act of 1940, as amended, whose shares are primarily purchased and sold on a national securities exchange. In seeking its investment objective, the Invesco Short Term Treasury ETF primarily holds U.S. Treasury Obligations that: (i) are issued in U.S. Dollars; (ii) have a minimum remaining maturity of at least one month and a maximum remaining maturity of 12 months at the time of rebalance; and (iii) have a minimum amount outstanding of $300 million. Because it is advised by the Managing Owner, the Invesco Short Term Treasury ETF is an affiliate of the Fund.

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2026.

	Value 12/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2026	Dividend Income
Invesco Short Term Treasury ETF	$119,785,970	$—	$—	$(113,380)	$—	$119,672,590	$1,076,237
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	469,899,174	578,895,069	(41,869,535)	—	—	1,006,924,708	4,710,598
Total	$589,685,144	$578,895,069	$(41,869,535)	$(113,380)	$—	$1,126,597,298	$5,786,835

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three months ended March 31, 2025.

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 03/31/2025	Dividend Income
Invesco Short Term Treasury ETF	$119,729,280	$—	$—	$(73,697)	$—	$119,655,583	$1,285,049
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	402,174,495	199,579,159	(299,788,336)	—	—	301,965,318	4,502,767
Total	$521,903,775	$199,579,159	$(299,788,336)	$(73,697)	$—	$421,620,901	$5,787,816

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

Note 11 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2026 and 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended
	March 31,
	2026	2025
Net Asset Value
Net asset value per Share, beginning of period	$25.54	$26.60
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	1.54	(0.49)
Net investment income (loss) (b)	0.18	0.22
Net income (loss)	1.72	(0.27)
Net asset value per Share, end of period	$27.26	$26.33
Market value per Share, beginning of period (c)	$25.54	$26.59
Market value per Share, end of period (c)	$27.32	$26.34

Ratio to average Net Assets (d)
Net investment income (loss)	2.80%	3.24%
Expenses, after waivers	0.79%	0.85%
Expenses, prior to waivers	0.87%	0.91%
Total Return, at net asset value (e)	6.73%	(1.01)%
Total Return, at market value (e)	6.97%	(0.94)%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. These forward-looking statements are based on the Fund’s and Invesco Capital Management LLC’s (the “Managing Owner”) current expectations, estimates and projections about the future results, performance, prospects and opportunities of the Fund and the Fund’s business and industry and their beliefs and assumptions about future events and speak only as of the date on which they are made. Words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate,” as well as similar words and phrases, signify forward-looking statements. Forward-looking statements are not guarantees of future results. Future economic and industry trends that could potentially impact the Fund and its performance are difficult to predict. Conditions and important factors, risks and uncertainties in the markets for financial instruments that the Fund trades, in the markets for related physical commodities, in the legal and regulatory regimes applicable to the Managing Owner, the Fund, and the Fund’s service providers, in the broader economy and in global politics may cause actual results to differ materially from those expressed by such forward-looking statements. There can be no assurance that the forward-looking statements included in this Report will prove to be accurate. Factors that could cause results to differ from those expressed in the forward-looking statements are subject to a number of risks, uncertainties and other factors, including those described in the “Risk Factors” section of the Fund’s Prospectus and elsewhere in the Prospectus and in other Securities and Exchange Commission (the "SEC") filings by the Fund, such as its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as well as the following:

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
•
Risks related to the impact of regulatory actions, such as position limits, accountability levels and daily limits; and
•
Risks and uncertainty related to public health emergencies and other adverse public health developments, geopolitical conflicts, including armed conflicts, acts of terrorism, mass casualty events, social unrest, civil disturbance or disobedience.

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

Overview/Introduction

Invesco DB Agriculture Fund (the “Fund”), a separate series of Invesco DB Multi-Sector Commodity Trust (the “Trust”), a Delaware statutory trust organized in five separate series, was formed on August 3, 2006. The term of the Fund is perpetual (unless terminated earlier in certain circumstances) as provided for in the Fifth Amended and Restated Declaration of Trust and Trust Agreement of the Fund, as amended (the “Trust Agreement”). The Fund has an unlimited number of common units of beneficial interest (the "Shares") authorized for issuance.

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of March 31, 2026:

Index Commodity	Fund Weight (%)
Cocoa	2.75%
Coffee	3.77
Corn	14.19
Cotton	5.20
Feeder Cattle	6.92
Kansas City Wheat	5.48
Lean Hogs	10.87
Live Cattle	14.05
Soybean Meal	4.58
Soybean Oil	6.46
Soybeans	13.00
Sugar	5.68
Wheat	7.05
Closing Level as of March 31, 2026:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(435.9) million and $(56.3) million for the three months ended March 31, 2026 and 2025, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, or maintains excess deposits with brokers for margin and/or cash management purposes only. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

$41.9 million was received from sales of affiliated investments and $578.9 million was paid to purchase affiliated investments during the three months ended March 31, 2026. $299.8 million was received from sales of affiliated investments and $199.6 million was paid to purchase affiliated investments during the three months ended March 31, 2025. During the three months ended March 31, 2026 and 2025, net deposits to/from the Commodity Broker were $52.8 million and $148.4 million, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $435.9 million and $42.8 million during the three months ended March 31, 2026 and 2025, respectively. This included $480.7 million and $97.0 million from Shares purchased by Authorized Participants and $44.8 million and $54.2 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2026 and 2025, respectively. No distributions were paid to Shareholders during the three months ended March 31, 2026 and 2025, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

No representation is being made that the Index will or is likely to achieve closing levels consistent with or similar to those set forth herein. Similarly, no representation is being made that the Fund will generate profits or losses similar to the Fund’s past performance or changes in the Index closing levels. Effective November 10, 2025, the Index methodology underwent a change. Performance information included herein prior to November 10, 2025 may have differed had the revised methodology been in place.

COMPARISON OF MARKET, NAV AND DBIQ DIVERSIFIED AGRICULTURE INDEX ERTM

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

DBA - For the Three Months Ended March 31, 2026
8.00%
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
0.00%
-1.00%
Percentage Change
12/31/2025
3/31/2026
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

Performance Summary

This Report covers the three months ended March 31, 2026 and 2025. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three Months Ended March 31, 2026 and 2025” below provides an overview of the changes in the closing levels of DBIQ Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ Diversified Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method in trading certain Index Contracts with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index

Commodity Returns for the Three Months Ended March 31, 2026 and 2025

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ AGRICULTURE TR™
	Three Months Ended
	March 31,
Underlying Index	2026	2025
DB Cocoa Indices	(42.02)%	(31.94)%
DB Coffee Indices	(12.34)	22.17
DB Corn Indices	1.26	(0.72)
DB Cotton Indices	9.75	(2.96)
DB Feeder Cattle Indices	9.45	9.66
DB Kansas City Wheat Indices	2.76	0.01
DB Lean Hogs Indices	6.29	(1.55)
DB Live Cattle Indices	8.24	8.58
DB Soybeans Indices	0.88	0.47
DB Soybean Meal Indices	4.08	—
DB Soybean Oil Indices	33.10	—
DB Sugar Indices	(0.53)	7.70
DB Wheat Indices	1.92	(2.30)
AGGREGATE RETURNS	6.97%	(0.72)%

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

FOR THE THREE MONTHS ENDED MARCH 31, 2026 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2025

Fund Share Price Performance

For the three months ended March 31, 2026, the NYSE Arca market value of each Share increased from $25.54 per Share to $27.32 per Share. The Share price low and high for the three months ended March 31, 2026 and related change from the Share price on December 31, 2025 was as follows: Shares traded at a low of $25.50 per Share (-0.16%) on January 20, 2026, and a high of $27.32 per Share (+6.97%) on March 31, 2026. The total return for the Fund on a market value basis was +6.97%.

Agricultural commodities delivered strong performance in the first quarter of 2026, led by meaningful gains in grains, particularly soybeans, soybean oil, and wheat, as supply constraints, steady export demand, and early‑season weather uncertainty supported prices. Livestock also contributed positively, with cattle prices remaining elevated amid historically tight herd levels following years of herd liquidation and resilient end‑market demand. Grain‑led strength, however, was partially offset by weakness in soft commodities, most notably cocoa and coffee. Heightened geopolitical tensions due to the ongoing conflict with Iran, and the associated risk to global energy flows through the Strait of Hormuz, provided a broader tailwind to commodity markets by lifting inflation expectations and reinforcing investor demand for real assets. Specific to agricultural markets, higher energy prices increased input costs for fertilizers and fuel, raised transportation expenses, and pressured production economics for agricultural producers.

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

Fund Share Net Asset Performance

For the three months ended March 31, 2026, the NAV of each Share increased from $25.54 per Share to $27.26 per Share. Rising commodity futures contract prices for Corn, Cotton, Feeder Cattle, Kansas City Wheat, Lean Hogs, Live Cattle, Soybeans, Soybean Meal, Soybean Oil and Wheat were partially offset by falling commodity futures contract prices of Cocoa, Coffee and Sugar during the three months ended March 31, 2026, contributing to an overall 6.01% increase in the level of the Index and to a 6.97% increase in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was +6.73%.

Net income (loss) for the three months ended March 31, 2026 was $55.7 million, primarily resulting from $7.0 million of income, net realized gain (loss) of $5.3 million, net change in unrealized gain (loss) of $44.9 million and net operating expenses of $1.5 million.

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

Critical Accounting Estimates

The financial statements and accompanying notes are prepared in accordance with U.S. GAAP. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s financial position and results of operations. These estimates and assumptions affect the Fund’s application of accounting policies. In addition, please refer to Note 2 to the financial statements of the Fund for further discussion of the Fund’s accounting policies and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of March 31, 2026.

				For the Three Months Ended
				March 31, 2026
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$1,216,957,097	0.61%	$17,295,489	0

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2025.

				For the Year Ended
				December 31, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$722,802,601	0.67%	$11,247,582	9

* The VaR represents the one-day downside risk, under normal market conditions, with a 99% confidence level. It is calculated using historical market moves of the Fund’s net assets and uses a one year look-back.

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

The following were the primary trading risk exposures of the Fund as of March 31, 2026 by Index Commodity:

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

Soybean Oil

Soybean oil is sold in multiple grades and is used by the food, petroleum, and chemical industries. The food industry uses soybean oil in cooking and salad dressings, baking and frying fats, and butter substitutes, among other uses. In addition, the soybean industry continues to introduce soy-based products as substitutes to various petroleum-based products including lubricants, plastics, inks, crayons, and candles. Soybean oil is also converted to biodiesel and renewable diesel for use as fuel. The price movement of soybeans may be influenced by a variety of factors, including demand, weather conditions, disease, crop production, transportation costs, political uncertainties and economic concerns

Soybeans

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation Units from Authorized Participants. During the three months ended March 31, 2026, the Fund's redemptions of Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2026 to January 31, 2026	400,000	$25.70
February 1, 2026 to February 28, 2026	—	$—
March 1, 2026 to March 31, 2026	1,200,000	$26.64
Total	1,600,000	$26.40

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Agriculture Fund — March 31, 2026 and December 31, 2025 (Unaudited), (ii) the Schedule of Investments of Invesco DB Agriculture Fund — March 31, 2026 (Unaudited), (iii) the Schedule of Investments of Invesco DB Agriculture Fund — December 31, 2025 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Agriculture Fund — For the Three Months Ended March 31, 2026 and 2025 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Three Months Ended March 31, 2026 and 2025 (Unaudited), (vi) the Statements of Cash Flows of Invesco DB Agriculture Fund — For the Three Months Ended March 31, 2026 and 2025 (Unaudited) and (vii) Notes to Unaudited Financial Statements of Invesco DB Agriculture Fund — March 31, 2026.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Agriculture Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: May 6, 2026		By:	/s/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: May 6, 2026		By:	/s/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools