Form 10-Q
period 2026-06-30
INVESCO DB AGRICULTURE FUND
filed 2026-08-07
CIK 1383082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of outstanding Shares as of June 30, 2026: 43,200,000

INVESCO DB AGRICULTURE FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Agriculture Fund

Statements of Financial Condition

June 30, 2026 and December 31, 2025

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Affiliated Investments, at value (cost $1,064,103,586 and $589,419,229, respectively)	$1,064,278,797	$589,685,144
Other investments:
Variation margin receivable- Commodity Futures Contracts	6,427,886	—
Deposit with Commodity Broker	85,559,205	134,602,431
Receivable for:
Fund shares sold	38,703,034	—
Dividends from affiliates	2,912,654	1,556,407
Total assets	$1,197,881,576	$725,843,982
Liabilities
Payable for:
Fund shares reacquired	$44,041,383	$2,554,071
Management fees	756,079	487,310
Total liabilities	44,797,462	3,041,381
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,068	1,022
Shareholders' equity—Shares	1,153,083,046	722,801,579
Total shareholders' equity	1,153,084,114	722,802,601
Total liabilities and equity	$1,197,881,576	$725,843,982
General Shares outstanding	40	40
Shares outstanding	43,200,000	28,300,000
Net asset value per share	$26.69	$25.54
Market value per share	$26.68	$25.54

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Schedule of Investments

June 30, 2026

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Shares
Affiliated Investments
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $119,520,055) (a)	10.38%	$119,695,266	1,133,800
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 3.57% (cost $944,583,531) (a)(b)	81.92	944,583,531	944,583,531
Total Affiliated Investments (cost $1,064,103,586)	92.30%	$1,064,278,797

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
The rate shown is the 7-day SEC standardized yield as of June 30, 2026.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Long Futures Contracts
CBOT Corn	7,152	September - 2026	$149,029,800	$(18,337,015)	$(18,337,015)
CBOT Soybean	2,663	November - 2026	152,290,313	754,188	754,188
CBOT Soybean Meal	1,723	December - 2026	52,224,130	(2,156,302)	(2,156,302)
CBOT Soybean Oil	1,953	December - 2026	76,577,130	4,066,331	4,066,331
CBOT Wheat	2,392	July - 2027	75,587,200	(2,512,839)	(2,512,839)
CBOT Wheat KCB	1,841	July - 2027	61,213,250	(1,361,336)	(1,361,336)
CME Feeder Cattle	466	January - 2027	81,544,175	(954,296)	(954,296)
CME Lean Hogs	2,291	October - 2026	75,144,800	(8,092,845)	(8,092,845)
CME Lean Hogs	1,360	December - 2026	40,052,000	(3,287,302)	(3,287,302)
CME Live Cattle	1,735	August - 2026	168,242,950	7,766,975	7,766,975
NYB-ICE Cocoa	933	December - 2026	48,404,040	8,693,880	8,693,880
NYB-ICE Coffee	428	September - 2026	47,580,225	307,748	307,748
NYB-ICE Cotton	1,656	December - 2026	63,590,400	2,151,234	2,151,234
NYB-ICE Sugar	3,523	June - 2027	61,632,771	511,336	511,336
Total Commodity Futures Contracts				$(12,450,243)	$(12,450,243)

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

Invesco DB Agriculture Fund

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Income
Interest Income	$931,966	$3,431,851	$2,126,171	$6,219,958
Dividends from Affiliates	10,339,666	5,286,435	16,126,501	11,074,251
Total Income	11,271,632	8,718,286	18,252,672	17,294,209
Expenses
Management Fees	2,670,401	1,749,774	4,322,869	3,531,529
Brokerage Commissions and Fees	151,430	128,304	194,795	204,772
Interest Expense	59,723	—	59,723	45,432
Total Expenses	2,881,554	1,878,078	4,577,387	3,781,733
Less: Waivers	(283,543)	(119,781)	(435,489)	(238,777)
Net Expenses	2,598,011	1,758,297	4,141,898	3,542,956
Net Investment Income (Loss)	8,673,621	6,959,989	14,110,774	13,751,253
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
Commodity Futures Contracts	2,426,256	(33,849,770)	7,750,859	49,878,137
Net Realized Gain (Loss)	2,426,256	(33,849,770)	7,750,859	49,878,137
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	—	(69,689)	—	(261,587)
Affiliated Investments	22,676	5,669	(90,704)	(68,028)
Commodity Futures Contracts	(46,626,469)	21,767,262	(1,621,101)	(79,736,750)
Net Change in Unrealized Gain (Loss)	(46,603,793)	21,703,242	(1,711,805)	(80,066,365)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	(44,177,537)	(12,146,528)	6,039,054	(30,188,228)
Net Income (Loss)	$(35,503,916)	$(5,186,539)	$20,149,828	$(16,436,975)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2026 and 2025

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2026	40	$1,090	44,650,000	$1,216,956,007	$1,216,957,097
Purchases of Shares			17,450,000	481,298,421	481,298,421
Redemption of Shares			(18,900,000)	(509,667,488)	(509,667,488)
Net Increase (Decrease) due to Share Transactions			(1,450,000)	(28,369,067)	(28,369,067)
Net Income (Loss)
Net Investment Income (Loss)		25		8,673,596	8,673,621
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		12		2,426,244	2,426,256
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(59)		(46,603,734)	(46,603,793)
Net Income (Loss)		(22)		(35,503,894)	(35,503,916)
Net Change in Shareholders' Equity	—	(22)	(1,450,000)	(63,872,961)	(63,872,983)
Balance at June 30, 2026	40	$1,068	43,200,000	$1,153,083,046	$1,153,084,114

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at March 31, 2025	40	$1,053	31,100,000	$818,916,289	$818,917,342
Purchases of Shares			1,850,000	49,964,025	49,964,025
Redemption of Shares			(2,850,000)	(75,076,167)	(75,076,167)
Net Increase (Decrease) due to Share Transactions			(1,000,000)	(25,112,142)	(25,112,142)
Net Income (Loss)
Net Investment Income (Loss)		6		6,959,983	6,959,989
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(33)		(33,849,737)	(33,849,770)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		22		21,703,220	21,703,242
Net Income (Loss)		(5)		(5,186,534)	(5,186,539)
Net Change in Shareholders' Equity	—	(5)	(1,000,000)	(30,298,676)	(30,298,681)
Balance at June 30, 2025	40	$1,048	30,100,000	$788,617,613	$788,618,661

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2025	40	$1,022	28,300,000	$722,801,579	$722,802,601
Purchases of Shares			35,400,000	962,046,565	962,046,565
Redemption of Shares			(20,500,000)	(551,914,880)	(551,914,880)
Net Increase (Decrease) due to Share Transactions			14,900,000	410,131,685	410,131,685
Net Income (Loss)
Net Investment Income (Loss)		32		14,110,742	14,110,774
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		18		7,750,841	7,750,859
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(4)		(1,711,801)	(1,711,805)
Net Income (Loss)		46		20,149,782	20,149,828
Net Change in Shareholders' Equity	—	46	14,900,000	430,281,467	430,281,513
Balance at June 30, 2026	40	$1,068	43,200,000	$1,153,083,046	$1,153,084,114

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$1,064	29,600,000	$787,380,630	$787,381,694
Purchases of Shares			5,400,000	146,938,648	146,938,648
Redemption of Shares			(4,900,000)	(129,264,706)	(129,264,706)
Net Increase (Decrease) due to Share Transactions			500,000	17,673,942	17,673,942
Net Income (Loss)
Net Investment Income (Loss)		13		13,751,240	13,751,253
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		49		49,878,088	49,878,137
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(78)		(80,066,287)	(80,066,365)
Net Income (Loss)		(16)		(16,436,959)	(16,436,975)
Net Change in Shareholders' Equity	—	(16)	500,000	1,236,983	1,236,967
Balance at June 30, 2025	40	$1,048	30,100,000	$788,617,613	$788,618,661

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statements of Cash Flows

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities:
Net Income (Loss)	$20,149,828	$(16,436,975)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from securities sold and matured	—	250,000,000
Cost of affiliated investments purchased	(1,037,698,435)	(493,905,180)
Proceeds from affiliated investments sold	563,014,078	365,933,606
Net accretion of discount on United States Treasury Obligations	—	(4,478,372)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	90,704	329,615
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	(6,427,886)	5,161,930
Deposit with Commodity Broker	49,043,226	(137,952,913)
Dividends from affiliates	(1,356,247)	(331,043)
Management fees	268,769	533,942
Brokerage commissions and fees	—	(768)
Net cash provided by (used in) operating activities	(412,915,963)	(31,146,158)
Cash flows from financing activities:
Proceeds from purchases of Shares	923,343,531	146,938,648
Redemption of Shares	(510,427,568)	(129,264,706)
Net cash provided by (used in) financing activities	412,915,963	17,673,942
Net change in cash	—	(13,472,216)
Cash at beginning of period	—	13,472,216
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$59,723	$45,432

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Notes to Unaudited Financial Statements

June 30, 2026

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

No distributions were declared for the three and six months ended June 30, 2026 and 2025.

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

H.
Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and six months ended June 30, 2026 and 2025, the Fund did not incur such expenses.

I.
Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $6.00 and $6.00 per round-turn trade during the three and six months ended June 30, 2026, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $7.00 and $7.00 per round-turn trade during the three and six months ended June 30, 2025, respectively.

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

The Managing Owner waived fees of $283,543 and $435,489 for the three and six months ended June 30, 2026, respectively. The Managing Owner waived fees of $119,781 and $238,777 for the three and six months ended June 30, 2025, respectively.

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

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of June 30, 2026 and December 31, 2025. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of June 30, 2026:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Exchange-Traded Fund	$119,695,266	$—	$—	$119,695,266
Money Market Mutual Fund	944,583,531	—	—	944,583,531
Total Investments in Securities	1,064,278,797	—	—	1,064,278,797
Other Investments - Assets(a)
Commodity Futures Contracts	24,251,692	—	—	24,251,692
Other Investments - Liabilities(a)
Commodity Futures Contracts	(36,701,935)	—	—	(36,701,935)
Total Other Investments	(12,450,243)	—	—	(12,450,243)
Total Investments	$1,051,828,554	$—	$—	$1,051,828,554
(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Exchange-Traded Fund	$119,785,970	$—	$—	$119,785,970
Money Market Mutual Fund	469,899,174	—	—	469,899,174
Total Investments in Securities	589,685,144	—	—	589,685,144
Other Investments - Assets(a)
Commodity Futures Contracts	13,033,497	—	—	13,033,497
Other Investments - Liabilities(a)
Commodity Futures Contracts	(23,862,639)	—	—	(23,862,639)
Total Other Investments	(10,829,142)	—	—	(10,829,142)
Total Investments	$578,856,002	$—	$—	$578,856,002
(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	June 30, 2026		December 31, 2025
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$24,251,692	$(36,701,935)	$13,033,497	$(23,862,639)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$2,426,256	$(33,849,770)
	Net Change in Unrealized Gain (Loss)	(46,626,469)	21,767,262
Total		$(44,200,213)	$(12,082,508)

		For the Six Months Ended
	Location of Gain (Loss) on Derivatives	June 30,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$7,750,859	$49,878,137
	Net Change in Unrealized Gain (Loss)	(1,621,101)	(79,736,750)
Total		$6,129,758	$(29,858,613)

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Average Notional Value	$1,247,514,683	$816,416,614	$1,025,533,739	$826,638,999

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

The Invesco Government & Agency Portfolio is a Government Money Market Fund, as defined by Rule 2a-7, under the Investment Company Act of 1940, as amended, whose shares are primarily purchased and sold through financial intermediaries. In seeking its investment objective, the Invesco Government & Agency Portfolio primarily invests in cash, Government Securities, and repurchase agreements collateralized by cash or Government Securities. The Invesco Government & Agency Portfolio and the Fund are advised by investment advisers under common control of Invesco Ltd., and therefore the Invesco Government & Agency Portfolio is considered to be affiliated with the Fund.

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2026.

	Value 03/31/2026	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2026	Dividend Income
Invesco Short Term Treasury ETF	$119,672,590	$—	$—	$22,676	$—	$119,695,266	$1,021,463
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	1,006,924,708	458,803,366	(521,144,543)	—	—	944,583,531	9,318,203
Total	$1,126,597,298	$458,803,366	$(521,144,543)	$22,676	$—	$1,064,278,797	$10,339,666

	Value 12/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2026	Dividend Income
Invesco Short Term Treasury ETF	$119,785,970	$—	$—	$(90,704)	$—	$119,695,266	$2,097,700
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	469,899,174	1,037,698,435	(563,014,078)	—	—	944,583,531	14,028,801
Total	$589,685,144	$1,037,698,435	$(563,014,078)	$(90,704)	$—	$1,064,278,797	$16,126,501

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and six months ended June 30, 2025.

	Value 03/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2025	Dividend Income
Invesco Short Term Treasury ETF	$119,655,583	$—	$—	$5,669	$—	$119,661,252	$1,196,250
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	301,965,318	294,326,021	(66,145,270)	—	—	530,146,069	4,090,185
Total	$421,620,901	$294,326,021	$(66,145,270)	$5,669	$—	$649,807,321	$5,286,435

	Value 12/31/2024	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 06/30/2025	Dividend Income
Invesco Short Term Treasury ETF	$119,729,280	$—	$—	$(68,028)	$—	$119,661,252	$2,481,299
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	402,174,495	493,905,180	(365,933,606)	—	—	530,146,069	8,592,952
Total	$521,903,775	$493,905,180	$(365,933,606)	$(68,028)	$—	$649,807,321	$11,074,251

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

Note 11 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2026 and 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Asset Value
Net asset value per Share, beginning of period	$27.26	$26.33	$25.54	$26.60
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	(0.76)	(0.36)	0.78	(0.84)
Net investment income (loss) (b)	0.19	0.23	0.37	0.44
Net income (loss)	(0.57)	(0.13)	1.15	(0.40)
Net asset value per Share, end of period	$26.69	$26.20	$26.69	$26.20
Market value per Share, beginning of period (c)	$27.32	$26.34	$25.54	$26.59
Market value per Share, end of period (c)	$26.68	$26.16	$26.68	$26.16

Ratio to average Net Assets (d)
Net investment income (loss)	2.76%	3.38%	2.77%	3.31%
Expenses, after waivers	0.83%	0.85%	0.81%	0.85%
Expenses, prior to waivers	0.92%	0.91%	0.90%	0.91%
Total Return, at net asset value (e)	(2.09)%	(0.50)%	4.50%	(1.50)%
Total Return, at market value (e)	(2.34)%	(0.68)%	4.46%	(1.62)%

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of June 30, 2026:

Index Commodity	Fund Weight (%)
Cocoa	4.18%
Coffee	4.13
Corn	12.92
Cotton	5.52
Feeder Cattle	7.07
Kansas City Wheat	5.31
Lean Hogs	10.02
Live Cattle	14.59
Soybean Meal	6.64
Soybean Oil	13.20
Soybeans	4.52
Sugar	5.34
Wheat	6.56
Closing Level as of June 30, 2026:	100.00%

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(412.9) million and $(31.1) million for the six months ended June 30, 2026 and 2025, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, or maintains excess deposits with brokers for margin and/or cash management purposes only. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

$563.0 million was received from sales of affiliated investments and $1,037.7 million was paid to purchase affiliated investments during the six months ended June 30, 2026. $365.9 million was received from sales of affiliated investments and $493.9 million was paid to purchase affiliated investments during the six months ended June 30, 2025. During the six months ended June 30, 2026 and 2025, net deposits to/from the Commodity Broker were $49.0 million and $138.0 million, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $412.9 million and $17.7 million during the six months ended June 30, 2026 and 2025, respectively. This included $923.3 million and $146.9 million from Shares purchased by Authorized Participants and $510.4 million and $129.3 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2026 and 2025, respectively. No distributions were paid to Shareholders during the six months ended June 30, 2026 and 2025, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

COMPARISON OF MARKET, NAV AND DBIQ DIVERSIFIED AGRICULTURE INDEX ERTM

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

DBA - For the Three Months Ended June 30, 2026
Percentage Change
6.00%
4.00%
2.00%
0.00%
-2.00%
-4.00%
-6.00%
3/31/2026
6/30/2026
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

DBA - For the Six Months Ended June 30, 2026
Percentage Change
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
12/31/2025
6/30/2026
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

Performance Summary

This Report covers the three and six months ended June 30, 2026 and 2025. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three and Six Months Ended June 30, 2026 and 2025” below provides an overview of the changes in the closing levels of DBIQ Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ Diversified Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method in trading certain Index Contracts with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index

Commodity Returns for the Three and Six Months Ended June 30, 2026 and 2025

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ AGRICULTURE TR™
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Underlying Index	2026	2025	2026	2025
DB Cocoa Indices	48.36%	24.21%	(14.76)%	(15.46)%
DB Coffee Indices	6.60	(18.97)	(7.40)	(1.01)
DB Corn Indices	(11.39)	(4.85)	(7.05)	(5.54)
DB Cotton Indices	3.31	(2.33)	12.36	(5.23)
DB Feeder Cattle Indices	(0.53)	7.93	7.89	18.36
DB Kansas City Wheat Indices	(5.73)	(7.08)	12.83	(7.07)
DB Lean Hogs Indices	(10.24)	9.38	(5.45)	7.68
DB Live Cattle Indices	1.09	8.35	8.44	17.65
DB Soybeans Indices	(1.19)	1.85	7.45	2.33
DB Soybean Meal Indices	(3.93)	—	(0.01)	—
DB Soybean Oil Indices	0.08	—	33.20	—
DB Sugar Indices	(8.54)	(11.23)	(2.51)	(4.40)
DB Wheat Indices	(9.40)	(3.41)	6.86	(5.63)
AGGREGATE RETURNS	(2.65)%	(0.27)%	3.20%	(0.98)%

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

FOR THE THREE MONTHS ENDED JUNE 30, 2026 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2025

Fund Share Price Performance

For the three months ended June 30, 2026, the NYSE Arca market value of each Share decreased from $27.32 per Share to $26.68 per Share. The Share price low and high for the three months ended June 30, 2026 and related change from the Share price on

March 31, 2026 was as follows: Shares traded at a low of $26.25 per Share (-3.92%) on June 12, 2026, and a high of $28.73 per Share (+5.16%) on May 13, 2026. The total return for the Fund on a market value basis was -2.34%.

Agricultural commodities generated negative performance during the second quarter of 2026, as weakness across grains and several soft commodities more than offset strong gains in cocoa and coffee. Corn and lean hogs were the largest detractors, followed by wheat and sugar. Grain prices came under pressure as improving U.S. weather conditions, favorable crop development, and expectations for ample global supplies reduced concerns over production shortfalls, while higher global corn stock estimates reinforced the bearish outlook. Cocoa was the largest positive contributor to returns, with coffee also posting gains as renewed concerns over West African weather, disease pressures, and the potential impact of a developing El Niño supported soft commodity prices. Livestock performance was mixed. Live cattle posted modest gains as historically tight U.S. cattle supplies, the smallest beef cow herd in decades, and concerns surrounding the spread of New World screwworm supported prices, while lean hogs weakened. Agricultural markets also responded to broader geopolitical developments during the quarter. Escalating tensions between the U.S. and Iran increased volatility across commodity markets and raised concerns over agricultural input costs, while the Trump-Xi summit and China's renewed commitments to purchase U.S. agricultural products helped support sentiment.

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

Fund Share Net Asset Performance

For the three months ended June 30, 2026, the NAV of each Share decreased from $27.26 per Share to $26.69 per Share. Falling commodity futures contract prices for Corn, Feeder Cattle, Kansas City Wheat, Lean Hogs, Soybeans, Soybean Meal, Sugar and Wheat were partially offset by rising commodity futures contract prices of Cocoa, Coffee, Cotton, Live Cattle and Soybean Oil during the three months ended June 30, 2026, contributing to an overall 2.65% decrease in the level of the Index and to a 1.75% decrease in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was -2.09%.

Net income (loss) for the three months ended June 30, 2026 was $(35.5) million, primarily resulting from $11.3 million of income, net realized gain (loss) of $2.4 million, net change in unrealized gain (loss) of $(46.6) million and net operating expenses of $2.6 million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2026 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2025

Fund Share Price Performance

For the six months ended June 30, 2026, the NYSE Arca market value of each Share increased from $25.54 per Share to $26.68 per Share. The Share price low and high for the six months ended June 30, 2026 and related change from the Share price on December 31, 2025 was as follows: Shares traded at a low of $25.50 per Share (-0.16%) on January 2, 2026, and a high of $28.73 per Share (+12.49%) on May 13, 2026. The total return for the Fund on a market value basis was +4.46%.

Agricultural commodities generated positive returns for the first half of 2026, led by strong gains in soybean oil, soybeans, cattle, cotton, and wheat. Oilseeds benefited from continued biofuel demand, weather-related production risks, and expectations for increased U.S. agricultural exports after China committed to additional purchases of U.S. farm products and reaffirmed soybean import commitments following the Trump-Xi summit. Livestock was another key source of strength, with live cattle and feeder cattle prices supported by historically tight herd levels following years of herd liquidation, while concerns surrounding the spread of New

World screwworm added to supply uncertainty. Geopolitical tensions, including the U.S.-Iran conflict and ongoing Russia-Ukraine war, further supported agricultural markets by increasing energy and input costs and creating uncertainty around global grain trade flows. These gains more than offset weakness in corn, cocoa, lean hogs, and coffee. Corn prices came under pressure during the second quarter as favorable U.S. growing conditions and expectations for ample global supplies weighed on prices, while cocoa and coffee recovered during the second quarter but remained negative contributors on a year-to-date basis following sharp declines earlier in the year.

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

Fund Share Net Asset Performance

For the six months ended June 30, 2026, the NAV of each Share increased from $25.54 per Share to $26.69 per Share. Rising commodity futures contract prices for Cotton, Feeder Cattle, Kansas City Wheat, Live Cattle, Soybeans, Soybean Oil and Wheat were partially offset by falling commodity futures contract prices of Cocoa, Coffee, Corn, Lean Hogs, Soybean Meal and Sugar during the six months ended June 30, 2026, contributing to an overall 3.20% increase in the level of the Index and to a 5.09% increase in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was +4.50%.

Net income (loss) for the six months ended June 30, 2026 was $20.1 million, primarily resulting from $18.3 million of income, net realized gain (loss) of $7.8 million, net change in unrealized gain (loss) of $(1.7) million and net operating expenses of $4.1 million.

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

QUANTIFYING THE FUND’S TRADING VALUE AT RISK

Quantitative Forward-Looking Statements

The following quantitative disclosures regarding the Fund’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the U.S. dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

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

The following table indicates the trading VaR associated with the Fund’s net assets as of June 30, 2026.

				For the Six Months Ended
				June 30, 2026
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$1,153,084,114	0.54%	$14,551,237	16

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2025.

				For the Year Ended
				December 31, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$722,802,601	0.67%	$11,247,582	9

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

The following were the primary trading risk exposures of the Fund as of June 30, 2026 by Index Commodity:

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Fund’s quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Fund under equity compensation plans.

(b) Not applicable.

(c) Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation Units from Authorized Participants. During the three months ended June 30, 2026, the Fund's redemptions of Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2026 to April 30, 2026	5,350,000	$27.02
May 1, 2026 to May 31, 2026	3,450,000	$27.91
June 1, 2026 to June 30, 2026	10,100,000	$26.61
Total	18,900,000	$26.97

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Agriculture Fund — June 30, 2026 and December 31, 2025 (Unaudited), (ii) the Schedule of Investments of Invesco DB Agriculture Fund — June 30, 2026 (Unaudited), (iii) the Schedule of Investments of Invesco DB Agriculture Fund — December 31, 2025 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Agriculture Fund — For the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Three Months Ended June 30, 2026 and 2025 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund – For the Six Months Ended June 30, 2026 and 2025 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Agriculture Fund — For the Six Months Ended June 30, 2026 and 2025 (Unaudited) and (viii) Notes to Unaudited Financial Statements of Invesco DB Agriculture Fund — June 30, 2026.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Agriculture Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: August 6, 2026		By:	/s/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: August 6, 2026		By:	/s/ KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools