Form 10-Q
period 2026-09-30
INVESCO DB AGRICULTURE FUND
filed 2026-11-06
CIK 1383082

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate the number of outstanding Shares as of September 30, 2026: 46,800,000

INVESCO DB AGRICULTURE FUND

(A SERIES OF INVESCO DB MULTI-SECTOR COMMODITY TRUST)

QUARTER ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco DB Agriculture Fund

Statements of Financial Condition

September 30, 2026 and December 31, 2025

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Affiliated Investments, at value (cost $1,223,640,985 and $589,419,229, respectively)	$1,223,804,858	$589,685,144
Deposit with Commodity Broker	110,274,092	134,602,431
Receivable for:
Dividends from affiliates	3,658,408	1,556,407
Total assets	$1,337,737,358	$725,843,982
Liabilities
Other investments:
Variation margin payable- Commodity Futures Contracts	$5,209,368	$—
Payable for:
Fund shares reacquired	14,076,520	2,554,071
Management fees	891,172	487,310
Total liabilities	20,177,060	3,041,381
Commitments and Contingencies (Note 10)
Equity
Shareholder's equity—General Shares	1,126	1,022
Shareholders' equity—Shares	1,317,559,172	722,801,579
Total shareholders' equity	1,317,560,298	722,802,601
Total liabilities and equity	$1,337,737,358	$725,843,982
General Shares outstanding	40	40
Shares outstanding	46,800,000	28,300,000
Net asset value per share	$28.15	$25.54
Market value per share	$28.14	$25.54

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Schedule of Investments

September 30, 2026

(Unaudited)

Description	Percentage of Shareholders' Equity	Value	Shares
Affiliated Investments
Exchange-Traded Fund
Invesco Short Term Treasury ETF (cost $119,520,055) (a)	9.08%	$119,683,928	1,133,800
Money Market Mutual Fund
Invesco Government & Agency Portfolio, Institutional Class, 3.81% (cost $1,104,120,930) (a)(b)	83.80	1,104,120,930	1,104,120,930
Total Affiliated Investments (cost $1,223,640,985)	92.88%	$1,223,804,858

(a)
Affiliated issuer. The issuer and/or the Fund is a wholly-owned subsidiary of Invesco Ltd., or is affiliated by having an investment adviser that is under common control of Invesco Ltd. See Note 8.
(b)
The rate shown is the 7-day SEC standardized yield as of September 30, 2026.

Open Commodity Futures Contracts	Number of Contracts	Expiration Date	Notional Value	Value(c)	Unrealized Appreciation (Depreciation)(c)
Long Futures Contracts
CBOT Corn	7,089	September - 2027	$180,237,825	$6,870,475	$6,870,475
CBOT Soybean	2,899	November - 2026	187,420,349	17,814,182	17,814,182
CBOT Soybean Meal	1,877	December - 2026	66,990,130	7,015,194	7,015,194
CBOT Soybean Oil	2,127	December - 2026	87,138,936	4,531,341	4,531,341
CBOT Wheat	2,608	July - 2027	91,410,400	3,987,560	3,987,560
CBOT Wheat KCB	2,005	July - 2027	75,037,125	4,541,684	4,541,684
CME Feeder Cattle	508	January - 2027	83,229,450	(4,470,866)	(4,470,866)
CME Lean Hogs	1,492	February - 2027	41,880,440	(3,872,218)	(3,872,218)
CME Lean Hogs	2,808	December - 2026	77,978,160	(7,258,896)	(7,258,896)
CME Live Cattle	1,953	August - 2027	170,770,320	5,773,621	5,773,621
NYB-ICE Cocoa	1,016	December - 2026	54,528,720	9,323,474	9,323,474
NYB-ICE Coffee	493	December - 2026	53,743,163	(3,850,856)	(3,850,856)
NYB-ICE Cotton	1,806	December - 2026	70,903,560	793,077	793,077
NYB-ICE Sugar	3,832	June - 2027	76,265,997	8,207,384	8,207,384
Total Commodity Futures Contracts				$49,405,156	$49,405,156

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

Invesco DB Agriculture Fund

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Income
Interest Income	$802,590	$1,523,109	$2,928,761	$7,743,067
Dividends from Affiliates	10,958,844	6,722,703	27,085,345	17,796,954
Total Income	11,761,434	8,245,812	30,014,106	25,540,021
Expenses
Management Fees	2,772,089	1,685,667	7,094,958	5,217,196
Brokerage Commissions and Fees	113,279	92,057	308,074	296,829
Interest Expense	35,808	—	95,531	45,432
Total Expenses	2,921,176	1,777,724	7,498,563	5,559,457
Less: Waivers	(290,853)	(154,920)	(726,342)	(393,697)
Net Expenses	2,630,323	1,622,804	6,772,221	5,165,760
Net Investment Income (Loss)	9,131,111	6,623,008	23,241,885	20,374,261
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts
Net Realized Gain (Loss) on
Commodity Futures Contracts	(11,955,267)	(17,349,774)	(4,204,408)	32,528,363
Net Realized Gain (Loss)	(11,955,267)	(17,349,774)	(4,204,408)	32,528,363
Net Change in Unrealized Gain (Loss) on
United States Treasury Obligations	—	—	—	(261,587)
Affiliated Investments	(11,338)	113,380	(102,042)	45,352
Commodity Futures Contracts	61,855,399	27,492,031	60,234,298	(52,244,719)
Net Change in Unrealized Gain (Loss)	61,844,061	27,605,411	60,132,256	(52,460,954)
Net Realized and Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts	49,888,794	10,255,637	55,927,848	(19,932,591)
Net Income (Loss)	$59,019,905	$16,878,645	$79,169,733	$441,670

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2026 and 2025

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2026	40	$1,068	43,200,000	$1,153,083,046	$1,153,084,114
Purchases of Shares			9,700,000	278,153,977	278,153,977
Redemption of Shares			(6,100,000)	(172,697,698)	(172,697,698)
Net Increase (Decrease) due to Share Transactions			3,600,000	105,456,279	105,456,279
Net Income (Loss)
Net Investment Income (Loss)		(1)		9,131,112	9,131,111
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(24)		(11,955,243)	(11,955,267)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		83		61,843,978	61,844,061
Net Income (Loss)		58		59,019,847	59,019,905
Net Change in Shareholders' Equity	—	58	3,600,000	164,476,126	164,476,184
Balance at September 30, 2026	40	$1,126	46,800,000	$1,317,559,172	$1,317,560,298

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2025	40	$1,048	30,100,000	$788,617,613	$788,618,661
Purchases of Shares			750,000	20,440,531	20,440,531
Redemption of Shares			(1,300,000)	(34,136,603)	(34,136,603)
Net Increase (Decrease) due to Share Transactions			(550,000)	(13,696,072)	(13,696,072)
Net Income (Loss)
Net Investment Income (Loss)		356		6,622,652	6,623,008
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		540		(17,350,314)	(17,349,774)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(872)		27,606,283	27,605,411
Net Income (Loss)		24		16,878,621	16,878,645
Net Change in Shareholders' Equity	—	24	(550,000)	3,182,549	3,182,573
Balance at September 30, 2025	40	$1,072	29,550,000	$791,800,162	$791,801,234

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2025	40	$1,022	28,300,000	$722,801,579	$722,802,601
Purchases of Shares			45,100,000	1,240,200,542	1,240,200,542
Redemption of Shares			(26,600,000)	(724,612,578)	(724,612,578)
Net Increase (Decrease) due to Share Transactions			18,500,000	515,587,964	515,587,964
Net Income (Loss)
Net Investment Income (Loss)		31		23,241,854	23,241,885
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(6)		(4,204,402)	(4,204,408)
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		79		60,132,177	60,132,256
Net Income (Loss)		104		79,169,629	79,169,733
Net Change in Shareholders' Equity	—	104	18,500,000	594,757,593	594,757,697
Balance at September 30, 2026	40	$1,126	46,800,000	$1,317,559,172	$1,317,560,298

	General Shares		Shares		Total
	Shares	Total Equity	Shares	Total Equity	Shareholders' Equity
Balance at December 31, 2024	40	$1,064	29,600,000	$787,380,630	$787,381,694
Purchases of Shares			6,150,000	167,379,179	167,379,179
Redemption of Shares			(6,200,000)	(163,401,309)	(163,401,309)
Net Increase (Decrease) due to Share Transactions			(50,000)	3,977,870	3,977,870
Net Income (Loss)
Net Investment Income (Loss)		369		20,373,892	20,374,261
Net Realized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		589		32,527,774	32,528,363
Net Change in Unrealized Gain (Loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts		(950)		(52,460,004)	(52,460,954)
Net Income (Loss)		8		441,662	441,670
Net Change in Shareholders' Equity	—	8	(50,000)	4,419,532	4,419,540
Balance at September 30, 2025	40	$1,072	29,550,000	$791,800,162	$791,801,234

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Statements of Cash Flows

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities:
Net Income (Loss)	$79,169,733	$441,670
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Proceeds from securities sold and matured	—	250,000,000
Cost of affiliated investments purchased	(1,475,073,415)	(514,998,524)
Proceeds from affiliated investments sold	840,851,659	395,936,232
Net accretion of discount on United States Treasury Obligations	—	(4,478,372)
Net change in unrealized (gain) loss on United States Treasury Obligations and Affiliated Investments	102,042	216,235
Change in operating assets and liabilities:
Variation margin - Commodity Futures Contracts	5,209,368	5,161,930
Deposit with Commodity Broker	24,328,339	(149,527,703)
Dividends from affiliates	(2,102,001)	(185,389)
Management fees	403,862	(16,879)
Brokerage commissions and fees	—	714
Net cash provided by (used in) operating activities	(527,110,413)	(17,450,086)
Cash flows from financing activities:
Proceeds from purchases of Shares	1,240,200,542	167,379,179
Redemption of Shares	(713,090,129)	(163,401,309)
Net cash provided by (used in) financing activities	527,110,413	3,977,870
Net change in cash	—	(13,472,216)
Cash at beginning of period	—	13,472,216
Cash at end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for interest	$95,531	$45,432

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco DB Agriculture Fund

Notes to Unaudited Financial Statements

September 30, 2026

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

No distributions were declared for the three and nine months ended September 30, 2026 and 2025.

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

H.
Non-Recurring Fees and Expenses

The Fund pays all non-recurring and unusual fees and expenses, if any, of itself, as determined by the Managing Owner. Non-recurring and unusual fees and expenses include fees and expenses such as legal claims and liabilities, litigation costs, indemnification expenses or other non-routine expenses. Non-recurring and unusual fees and expenses, by their nature, are unpredictable in terms of timing and amount. For the three and nine months ended September 30, 2026 and 2025, the Fund did not incur such expenses.

I.
Brokerage Commissions and Fees

The Fund incurs all brokerage commissions, including applicable exchange fees, National Futures Association (“NFA”) fees, give-up fees, pit brokerage fees and other transaction related fees and expenses charged in connection with trading activities by the Commodity Broker (as defined below). These costs are recorded as Brokerage Commissions and Fees in the Statements of Income and Expenses. The Commodity Broker’s brokerage commissions and trading fees are determined on a contract-by-contract basis. On average, total charges paid to the Commodity Broker, as applicable, were less than $6.00 and $6.00 per round-turn trade during the three and nine months ended September 30, 2026, respectively. On average, total charges paid to the Commodity Broker, as applicable, were less than $6.00 and $7.00 per round-turn trade during the three and nine months ended September 30, 2025, respectively.

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

The Managing Owner has reviewed all of the Fund’s open tax years and major jurisdictions and concluded that there is no tax liability resulting from unrecognized tax benefits relating to uncertain tax positions taken or expected to be taken in future tax returns. The major tax jurisdiction for the Fund and the earliest tax year subject to examination: United States, 2023.

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

The Managing Owner waived fees of $290,853 and $726,342 for the three and nine months ended September 30, 2026, respectively. The Managing Owner waived fees of $154,920 and $393,697 for the three and nine months ended September 30, 2025, respectively.

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

Note 5 – Deposits with Commodity Broker and Custodian

The Fund defines cash as cash held by the Custodian. Cash deposits held by the Commodity Broker are reflected as Deposit with Commodity Broker on the Statements of Financial Condition. There were no cash equivalents held by the Fund as of September 30, 2026 and December 31, 2025. The Fund considers investments in money market funds to be investments in securities and, accordingly, includes them in its Schedule of Investments.

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

The following is a summary of the tiered valuation input levels as of September 30, 2026:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Exchange-Traded Fund	$119,683,928	$—	$—	$119,683,928
Money Market Mutual Fund	1,104,120,930	—	—	1,104,120,930
Total Investments in Securities	1,223,804,858	—	—	1,223,804,858
Other Investments - Assets(a)
Commodity Futures Contracts	68,857,992	—	—	68,857,992
Other Investments - Liabilities(a)
Commodity Futures Contracts	(19,452,836)	—	—	(19,452,836)
Total Other Investments	49,405,156	—	—	49,405,156
Total Investments	$1,273,210,014	$—	$—	$1,273,210,014
(a)
Unrealized appreciation (depreciation).

The following is a summary of the tiered valuation input levels as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Investments in Securities
Exchange-Traded Fund	$119,785,970	$—	$—	$119,785,970
Money Market Mutual Fund	469,899,174	—	—	469,899,174
Total Investments in Securities	589,685,144	—	—	589,685,144
Other Investments - Assets(a)
Commodity Futures Contracts	13,033,497	—	—	13,033,497
Other Investments - Liabilities(a)
Commodity Futures Contracts	(23,862,639)	—	—	(23,862,639)
Total Other Investments	(10,829,142)	—	—	(10,829,142)
Total Investments	$578,856,002	$—	$—	$578,856,002
(a)
Unrealized appreciation (depreciation).

Note 7 – Derivative Instruments

The Fair Value of Derivative Instruments is as follows:

	September 30, 2026		December 31, 2025
Risk Exposure/Derivative Type (a)	Assets	Liabilities	Assets	Liabilities
Commodity risk
Commodity Futures Contracts	$68,857,992	$(19,452,836)	$13,033,497	$(23,862,639)

(a)
Includes cumulative appreciation (depreciation) of commodity futures contracts. Only the current day’s variation margin receivable (payable) is reported in the Statements of Financial Condition, if any.

The Effect of Derivative Instruments on the Statements of Income and Expenses is as follows:

		For the Three Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(11,955,267)	$(17,349,774)
	Net Change in Unrealized Gain (Loss)	61,855,399	27,492,031
Total		$49,900,132	$10,142,257

		For the Nine Months Ended
	Location of Gain (Loss) on Derivatives	September 30,
Risk Exposure/Derivative Type	Recognized in Income	2026	2025
Commodity risk
Commodity Futures Contracts	Net Realized Gain (Loss)	$(4,204,408)	$32,528,363
	Net Change in Unrealized Gain (Loss)	60,234,298	(52,244,719)
Total		$56,029,890	$(19,716,356)

The table below summarizes the average monthly notional value of futures contracts held during the period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Average Notional Value	$1,268,959,655	$790,199,899	$1,110,146,161	$815,879,711

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

The following is a summary of the transactions in, and earnings from, investments in affiliates for the three and nine months ended September 30, 2026.

	Value 06/30/2026	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2026	Dividend Income
Invesco Short Term Treasury ETF	$119,695,266	$—	$—	$(11,338)	$—	$119,683,928	$1,042,824
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	944,583,531	437,374,980	(277,837,581)	—	—	1,104,120,930	9,916,020
Total	$1,064,278,797	$437,374,980	$(277,837,581)	$(11,338)	$—	$1,223,804,858	$10,958,844

	Value 12/31/2025	Purchases at Cost	Proceeds from Sales	Change in Unrealized Appreciation (Depreciation)	Realized Gain (Loss)	Value 09/30/2026	Dividend Income
Invesco Short Term Treasury ETF	$119,785,970	$—	$—	$(102,042)	$—	$119,683,928	$3,140,524
Investments in Affiliated Money Market Funds:
Invesco Government & Agency Portfolio, Institutional Class	469,899,174	1,475,073,415	(840,851,659)	—	—	1,104,120,930	23,944,821
Total	$589,685,144	$1,475,073,415	$(840,851,659)	$(102,042)	$—	$1,223,804,858	$27,085,345

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

Note 11 – Financial Highlights

The Fund is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2026 and 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Fund divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Asset Value
Net asset value per Share, beginning of period	$26.69	$26.20	$25.54	$26.60
Net realized and change in unrealized gain (loss) on United States Treasury Obligations, Affiliated Investments and Commodity Futures Contracts (a)	1.26	0.38	2.04	(0.47)
Net investment income (loss) (b)	0.20	0.22	0.57	0.67
Net income (loss)	1.46	0.60	2.61	0.20
Net asset value per Share, end of period	$28.15	$26.80	$28.15	$26.80
Market value per Share, beginning of period (c)	$26.68	$26.16	$25.54	$26.59
Market value per Share, end of period (c)	$28.14	$26.78	$28.14	$26.78

Ratio to average Net Assets (d)
Net investment income (loss)	2.80%	3.34%	2.78%	3.32%
Expenses, after waivers	0.81%	0.82%	0.81%	0.84%
Expenses, prior to waivers	0.90%	0.90%	0.90%	0.91%
Total Return, at net asset value (e)	5.47%	2.29%	10.22%	0.75%
Total Return, at market value (e)	5.47%	2.37%	10.18%	0.71%

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

The following table reflects the Fund weights of each Index Commodity or related futures contracts, as applicable, as of September 30, 2026:

Index Commodity	Fund Weight (%)
Cocoa	4.14%
Coffee	4.07
Corn	13.68
Cotton	5.38
Feeder Cattle	6.31
Kansas City Wheat	5.70
Lean Hogs	9.11
Live Cattle	12.96
Soybean Meal	5.08
Soybean Oil	6.62
Soybeans	14.23
Sugar	5.79
Wheat	6.93
Closing Level as of September 30, 2026:	100.00%

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

As of the date of this Report, each of ABN AMRO Clearing USA LLC, Bank of America Securities, BMO Capital Markets Corp., BNP Paribas Securities Corp., BofA Securities, Inc., Cantor Fitzgerald & Co., Citadel Securities LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman Sachs & Co., Goldman Sachs Execution & Clearing LP, Interactive Brokers LLC, Jane Street Capital LLC, Jefferies LLC, JP Morgan Securities Inc., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Americas LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $(527.1) million and $(17.5) million for the nine months ended September 30, 2026 and 2025, respectively. These amounts primarily include net income (loss), net purchases and sales of money market mutual funds and net purchases and sales of United States Treasury Obligations and affiliated investments and net deposits to/from the Commodity Broker. The Fund invests in United States Treasury Obligations, money market mutual funds and T-Bill ETFs (affiliated or otherwise), if any, or maintains excess deposits with brokers for margin and/or cash management purposes only. While the Fund's performance reflects the appreciation and depreciation of those holdings, the Fund's performance, whether positive or negative, is driven primarily by its strategy of trading futures contracts with the aim of seeking to track the Index.

During the nine months ended September 30, 2026, there were no purchases or sales of U.S. Treasury Obligations. During the nine months ended September 30, 2025, there were no purchases of U.S. Treasury Obligations and $250.0 million was received from sales and maturing United Sates Treasury Obligations. $840.9 million was received from sales of affiliated investments and $1,475.1 million was paid to purchase affiliated investments during the nine months ended September 30, 2026. $395.9 million was received from sales of affiliated investments and $515.0 million was paid to purchase affiliated investments during the nine months ended September 30, 2025. During the nine months ended September 30, 2026 and 2025, net deposits to/from the Commodity Broker were $24.3 million and $149.5 million, respectively.

Financing Activities

The Fund’s net cash flow provided by (used in) financing activities was $527.1 million and $4.0 million during the nine months ended September 30, 2026 and 2025, respectively. This included $1,240.2 million and $167.4 million from Shares purchased by Authorized Participants and $713.1 million and $163.4 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2026 and 2025, respectively. No distributions were paid to Shareholders during the nine months ended September 30, 2026 and 2025, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

COMPARISON OF MARKET, NAV AND DBIQ DIVERSIFIED AGRICULTURE INDEX ERTM

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

DBA - For the Three Months Ended September 30, 2026
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
Percentage Change
6/30/2026
9/30/2026
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

DBA - For the Nine Months Ended September 30, 2026
18.00%
16.00%
14.00%
12.00%
10.00%
8.00%
6.00%
4.00%
2.00%
0.00%
-2.00%
Percentage Change
12/31/2025
9/30/2026
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

Performance Summary

This Report covers the three and nine months ended September 30, 2026 and 2025. Past performance of the Fund is not necessarily indicative of future performance.

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

The section “Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index Commodity Returns for the Three and Nine Months Ended September 30, 2026 and 2025” below provides an overview of the changes in the closing levels of DBIQ Diversified Agriculture TR™ by disclosing the change in market value of each underlying component Index Commodity through a “surrogate” (and analogous) index that also reflects 3 month United States Treasury Obligations returns. Please note also that the Fund’s objective is to track the Index (not the DBIQ Diversified Agriculture TR™) and the Fund does not attempt to outperform or underperform the Index. The Index employs the optimum yield roll method in trading certain Index Contracts with the objective of mitigating the negative effects of contango, the condition in which distant delivery prices for futures exceed spot prices, and maximizing the positive effects of backwardation, a condition opposite of contango.

Summary of the DBIQ Diversified Agriculture TR™ and Underlying Index

Commodity Returns for the Three and Nine Months Ended September 30, 2026 and 2025

	AGGREGATE RETURNS FOR INDICES IN THE DBIQ AGRICULTURE TR™
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Underlying Index	2026	2025	2026	2025
DB Cocoa Indices	3.45%	(18.37)%	(11.81)%	(31.00)%
DB Coffee Indices	3.37	29.29	(4.28)	27.99
DB Corn Indices	11.02	(3.26)	3.19	(8.62)
DB Cotton Indices	2.24	(2.44)	14.88	(7.54)
DB Feeder Cattle Indices	(6.37)	17.90	1.02	39.54
DB Kansas City Wheat Indices	12.56	(6.60)	27.00	(13.20)
DB Lean Hogs Indices	(4.70)	4.23	(9.90)	12.24
DB Live Cattle Indices	(6.79)	11.70	1.08	31.41
DB Soybeans Indices	13.05	(1.43)	21.47	0.87
DB Soybean Meal Indices	17.75	—	17.74	—
DB Soybean Oil Indices	4.48	—	39.18	—
DB Sugar Indices	13.76	(2.66)	10.90	(6.94)
DB Wheat Indices	10.86	(6.45)	18.47	(11.72)
AGGREGATE RETURNS	4.87%	2.48%	8.22%	1.47%

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

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2025

Fund Share Price Performance

For the three months ended September 30, 2026, the NYSE Arca market value of each Share increased from $26.68 per Share to $28.14 per Share. The Share price low and high for the three months ended September 30, 2026 and related change from the Share price on June 30, 2026 was as follows: Shares traded at a low of $26.74 per Share (+0.22%) on July 2, 2026, and a high of $29.49 per Share (+10.53%) on September 1, 2026. The total return for the Fund on a market value basis was +5.47%.

Agricultural commodities generated positive performance during the third quarter of 2026, led by soybeans and corn. Corn benefited from lower US yield and ending-stock forecasts and resilient export and ethanol demand, while soybeans were supported by firm export demand and strong demand from the crushing and biofuel sectors despite expectations for a large US crop. More broadly, a strengthening El Niño raised the risk of disruptive weather across key global growing regions, while Middle East conflict-related constraints on natural gas and fertilizer production and shipments increased input-cost pressures and concerns over future crop yields. Livestock was the main source of weakness, with live cattle the largest detractor as prices pulled back from record highs amid seasonal demand softness and expectations for increased beef imports. Lean hogs also declined as weaker pork demand and lower wholesale prices weighed on the market. Overall, strength across grains and oilseeds more than offset losses in livestock.

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

Fund Share Net Asset Performance

For the three months ended September 30, 2026, the NAV of each Share increased from $26.69 per Share to $28.15 per Share. Rising commodity futures contract prices for Cocoa, Coffee, Corn, Cotton, Kansas City Wheat, Soybeans, Soybean Meal, Soybean Oil, Sugar and Wheat were partially offset by falling commodity futures contract prices for Feeder Cattle, Lean Hogs and Live Cattle during the three months ended September 30, 2026, contributing to an overall 4.87% increase in the level of the Index and to a 5.89% increase in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was +5.47%.

Net income (loss) for the three months ended September 30, 2026 was $59.0 million, primarily resulting from $11.8 million of income, net realized gain (loss) of $(12.0) million, net change in unrealized gain (loss) of $61.8 million and net operating expenses of $2.6 million.

For the three months ended September 30, 2025, the NAV of each Share increased from $26.20 per Share to $26.80 per Share. Rising commodity futures contract prices for Coffee, Feeder Cattle, Lean Hogs and Live Cattle were partially offset by falling commodity futures contract prices for Cocoa, Corn, Cotton, Kansas City Wheat, Soybeans, Sugar and Wheat during the three months ended September 30, 2025, contributing to an overall 1.41% increase in the level of the Index and to a 2.48% increase in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was +2.29%.

Net income (loss) for the three months ended September 30, 2025 was $16.9 million, primarily resulting from $8.2 million of income, net realized gain (loss) of $(17.3) million, net change in unrealized gain (loss) of $27.6 million and net operating expenses of $1.6 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2025

Fund Share Price Performance

For the nine months ended September 30, 2026, the NYSE Arca market value of each Share increased from $25.54 per Share to $28.14 per Share. The Share price low and high for the nine months ended September 30, 2026 and related change from the Share price on December 31, 2025 was as follows: Shares traded at a low of $25.50 per Share (-0.16%) on January 20, 2026, and a high of $29.49 per Share (+15.47%) on September 1, 2026. The total return for the Fund on a market value basis was +10.18%.

Agricultural commodities posted a positive return year-to-date through the third quarter of 2026, led by soybeans, soybean oil, and wheat. Soybeans and soybean oil benefited from firm export demand and strong demand from the crushing and biofuel sectors, while wheat was supported by lower US production expectations and continued uncertainty surrounding Black Sea trade flows as Russia-Ukraine tensions escalated. The broader backdrop also became more constructive for the agricultural sector as a strengthening El Niño increased the risk of weather-related production disruptions and the Middle East conflict constrained natural gas and fertilizer production and shipments, raising input costs. These gains more than offset weakness in lean hogs and cocoa. Lean hog prices were pressured by softer pork demand and lower wholesale prices, while cocoa declined as improving crop prospects and expectations for increased West African supplies eased earlier concerns over tight availability. Overall, strength across oilseeds and wheat produced a positive year-to-date result.

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

Fund Share Net Asset Performance

For the nine months ended September 30, 2026, the NAV of each Share increased from $25.54 per Share to $28.15 per Share. Rising commodity futures contract prices for Corn, Cotton, Feeder Cattle, Kansas City Wheat, Live Cattle, Soybeans, Soybean Meal, Soybean Oil, Sugar and Wheat were partially offset by falling commodity futures contract prices for Cocoa, Coffee and Lean Hogs during the nine months ended September 30, 2026, contributing to an overall 8.22% increase in the level of the Index and to a 11.28% increase in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was +10.22%.

Net income (loss) for the nine months ended September 30, 2026 was $79.2 million, primarily resulting from $30.0 million of income, net realized gain (loss) of $(4.2) million, net change in unrealized gain (loss) of $60.1 million and net operating expenses of $6.8 million.

For the nine months ended September 30, 2025, the NAV of each Share increased from $26.60 per Share to $26.80 per Share. Rising commodity futures contract prices for Coffee, Feeder Cattle, Lean Hogs, Live Cattle and Soybeans were partially offset by falling commodity futures contract prices for Cocoa, Corn, Cotton, Kansas City Wheat, Sugar and Wheat during the nine months ended September 30, 2025, contributing to an overall 1.71% decrease in the level of the Index and to a 1.47% increase in the level of the DBIQ Diversified Agriculture Index TR™. The total return for the Fund on a NAV basis was +0.75%.

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

The following table indicates the trading VaR associated with the Fund’s net assets as of September 30, 2026.

				For the Nine Months Ended
				September 30, 2026
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$1,317,560,298	0.55%	$17,143,361	24

The following table indicates the trading VaR associated with the Fund’s net assets as of December 31, 2025.

				For the Year Ended
				December 31, 2025
Description	Net Assets	Daily Volatility	VaR* (99 Percentile)	Number of times VaR Exceeded
Invesco DB Agriculture Fund	$722,802,601	0.67%	$11,247,582	9

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

The following were the primary trading risk exposures of the Fund as of September 30, 2026 by Index Commodity:

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Managing Owner, including Brian Hartigan, its Principal Executive Officer, and Lori Anello, its Principal Financial and Accounting Officer, Investment Pools, the Fund carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Managing Owner, and Lori Anello, the Principal Financial and Accounting Officer, Investment Pools, of the Managing Owner, concluded that the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that information the Fund is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Fund in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Managing Owner, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Fund’s quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Fund does not redeem Shares directly from its Shareholders, the Fund, from time to time, redeems Creation Units from Authorized Participants. During the three months ended September 30, 2026, the Fund's redemptions of Creation Units from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2026 to July 31, 2026	1,250,000	$27.69
August 1, 2026 to August 31, 2026	450,000	$27.68
September 1, 2026 to September 30, 2026	4,400,000	$28.55
Total	6,100,000	$28.31

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the members of the Managing Owner responsible for overseeing the business and operations of the Fund adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco DB Agriculture Fund — September 30, 2026 and December 31, 2025 (Unaudited), (ii) the Schedule of Investments of Invesco DB Agriculture Fund — September 30, 2026 (Unaudited), (iii) the Schedule of Investments of Invesco DB Agriculture Fund — December 31, 2025 (Unaudited), (iv) the Statements of Income and Expenses of Invesco DB Agriculture Fund — For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund — For the Three Months Ended September 30, 2026 and 2025 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco DB Agriculture Fund – For the Nine Months Ended September 30, 2026 and 2025 (Unaudited), (vii) the Statements of Cash Flows of Invesco DB Agriculture Fund — For the Nine Months Ended September 30, 2026 and 2025 (Unaudited) and (viii) Notes to Unaudited Financial Statements of Invesco DB Agriculture Fund — September 30, 2026.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Invesco DB Multi-Sector Commodity Trust on its own behalf and with respect to Invesco DB Agriculture Fund

	By:	Invesco Capital Management LLC,
its Managing Owner

Dated: November 5, 2026		By:	/s/ BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: November 5, 2026		By:	/s/ LORI ANELLO
		Name:	Lori Anello
		Title:	Principal Financial and Accounting Officer, Investment Pools